Form 10-Q
period 2000-06-30
MILLENNIUM CELL INC
filed 2000-08-14
CIK 1114872

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ============
                                    FORM 10-Q
                                  ============

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                  ============

                        Commission file number 000-31083

                              MILLENNIUM CELL INC.
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                       22-3726792
                 --------                                       ----------
      (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

1 Industrial Way West, Eatontown, New Jersey                       07724
    -----------------------------------                         ----------
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (732) 542-4000
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,815,681 shares of the registrant's common stock, par value $.001, were outstanding on August 14, 2000.

================================================================================

                                      INDEX

                              MILLENNIUM CELL INC.

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                  Condensed Balance Sheets - June 30, 2000 and December 31, 1999                     2

                  Condensed Statements of Operations - Three and six months ended                    3
                  June 30, 2000 and 1999

                  Condensed Statements of Cash Flows - Three and six months ended                    4
                  June 30, 2000 and 1999

                  Notes to Condensed Financial Statements - June 30, 2000                            5


Item 2.  Management's Discussion and Analysis of Financial Condition                                 7
and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 10


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                                   11

Signatures                                                                                          12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                   ==========================================

ASSETS
------
                                                                        June 30,         December 31,
                                                                         2000               1999
                                                                      -----------        -----------
                                                                      (Unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                                     $ 1,464,404        $    42,165
        Prepaid expenses and other assets                                  66,815                  -
                                                                      -----------        -----------
               Total current assets                                     1,531,219             42,165

Property and equipment, net                                               583,438            386,587
Intangible assets, net                                                    271,959            254,500
Other assets                                                              142,466             63,225
                                                                      -----------        -----------
                                                                      $ 2,529,082        $   746,477
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                              $   176,325        $    41,700
        Accrued expenses                                                   32,828             12,432
        Due to affiliate                                                  131,115             30,000
        Note payable to affiliate                                         250,000            250,000
                                                                      -----------        -----------
            Total current liabilities                                     590,268            334,132

Refundable grant obligation                                               227,522            193,622

Commitments and contingencies

Stockholders' equity:
        Common stock, $.001 par value; authorized 40,000,000
             shares and 22,849,416 and 23,679,714 shares issued
             and outstanding as of June 30, 2000 and
             December 31, 1999, respectively                               22,849             23,680
        Series A convertible preferred stock, $.001 par value;
             authorized 5,000,000 shares, 759,368 issued and
             outstanding at June 30, 2000                                     759                  -
        Additional paid-in capital                                      5,350,200          1,226,320
        Deficit accumulated during development stage                   (3,662,516)        (1,031,277)
                                                                      -----------        -----------
Total stockholders' equity                                              1,711,292            218,723
                                                                      -----------        -----------
                                                                      $ 2,529,082        $   746,477
                                                                      ===========        ===========


                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               ===================================================

                                                        Quarter Ended                       Six Months Ended
                                               -------------------------------       -------------------------------
                                                 June 30,           June 30,           June 30,           June 30,
                                                   2000               1999               2000               1999
                                               ------------       ------------       ------------       ------------
Revenue                                        $          -       $          -       $          -       $          -
Cost of revenue                                           -                  -                  -                  -
Product development and engineering                 376,560            196,949            660,979            348,538
General and administrative                          351,601             16,855            465,129             23,794
Depreciation and amortization                        36,038             12,434             61,076             15,684
                                               ------------       ------------       ------------       ------------
Total operating expenses                           (764,199)          (226,238)        (1,187,184)          (388,016)
                                               ------------       ------------       ------------       ------------
Loss from operations                               (764,199)          (226,238)        (1,187,184)          (388,016)
Interest income/(expense), net                      (20,542)             1,597            (19,298)             1,597
                                               ------------       ------------       ------------       ------------
Net loss                                           (784,741)          (224,641)        (1,206,482)          (386,419)
Preferred stock amortization                     (1,424,757)                 -         (1,424,757)                 -
                                               ------------       ------------       ------------       ------------
Net loss applicable to common shareholders     $ (2,209,498)      $   (224,641)      $ (2,631,239)      $   (386,419)
                                               ============       ============       ============       ============
Loss per common share                          $       (.09)      $       (.01)      $       (.11)      $       (.02)
                                               ============       ============       ============       ============
Weighted-average number of shares                23,402,948         23,679,714         23,541,331         23,679,714
                                               ============       ============       ============       ============





                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
              ====================================================

                                                                           Six Months Ended
                                                                     -----------------------------
                                                                       June 30,          June 30,
                                                                         2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(1,206,482)      $  (386,419)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                       61,076            15,684
      Changes in operating assets and liabilities:
          Prepaid expenses and other assets                              (96,056)          (31,454)
          Accounts payable and accrued expenses                          155,021            26,484
          Due to affiliate                                               101,115            10,890
                                                                     -----------       -----------
      Net cash used in operating activities                             (985,326)         (364,815)
                                                                     -----------       -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment                                      (248,937)          (78,636)
Patent registration costs                                                (26,521)          (60,299)
                                                                     -----------       -----------
      Net cash used in investing activities                             (275,458)         (138,935)
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                                                    -           925,000
Proceeds from grant                                                       33,900           193,622
Proceeds from capital contribution                                       500,000                 -
Proceeds from sale of preferred stock                                  2,149,123                 -
                                                                     -----------       -----------
      Net cash provided by financing activities                        2,683,023         1,118,622
                                                                     -----------       -----------
Net increase in cash and cash equivalents                              1,422,239           614,872
Cash and cash equivalents at beginning of period                          42,165
                                                                     -----------------------------
Cash and cash equivalents at end of period                           $ 1,464,404       $   614,872
                                                                     =============================

NON-CASH TRANSACTIONS
       In January 1999, the Company received a license and equipment from GP Strategies ("GPS") in exchange for a note payable to GPS for $250,000.


                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000
           ==========================================================


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The interim statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1999 included in the Company's Registration Statement on Form S-1.

        On April 25, 2000, the Company converted from a limited liability company to a C corporation with one class of common stock and one class of preferred stock. All of the outstanding equity interests of the limited liability company were converted on a one for one basis into shares of common stock of the new corporation.

2.      PRIVATE PLACEMENT

        In May 2000, in exchange for approximately $2.2 million, the Company sold 759,368 shares of Series A preferred stock, which converted into 759,368 shares of common stock upon completion of the Company's initial public equity offering which closed on August 14, 2000. As the issuance price is substantially less than the initial public offering price, the Company will incur additional preferred dividends of approximately $2.2 million from the date of issuance to the initial public offering.

3.      INCOME TAXES

        On April 25, 2000, the Company converted from a limited liability company to a C corporation. In connection with the conversion the Company recognized certain deferred tax assets which totaled approximately $42,400 and were offset by a valuation allowance of $42,400 due to the uncertainty of future realization of such assets.

4.      EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All such securities were anti-dilutive for all periods presented.

5.      SUBSEQUENT EVENTS

        Effective July 2000, the Company terminated the royalty agreements with GPS and Mr. Amendola which related to sales of developed technology covered by the License acquired in December 1998. In connection with this agreement and another royalty agreement in which Mr. Amendola was involved with three other individuals, the Company adjusted the GPS ownership by redeeming 830,298 shares of GPS's common stock in May 2000 and GPS was granted immediately exercisable options to purchase 250,000 shares of common stock at the initial public offering price in July 2000. This adjustment in ownership reflects in part information discovered about the license subsequent to the original investment regarding three individuals with whom Mr. Amendola had entered into a sharing of royalty agreement. Additionally, several of the other existing investors were also diluted as a result of certain employees and key management receiving equity. Furthermore, the Company and Mr. Amendola terminated the license agreement, at which time the Company acquired ownership of the patent rights relating to the proprietary technology. In addition, in a separate assignment executed concurrently with the omnibus agreement, Mr. Amendola assigned the ownership of any future inventions as well as pending patent applications and future patents to the Company.

        In consideration of the foregoing transactions, on May 24, 2000, the Company agreed to issue options to purchase 206,897 shares of common stock to Mr. Amendola with an exercise price of $2.90 per share. Mr. Amendola intended to transfer a portion of these options to three individuals with whom he had agreed to share royalty payments. Effective August 1, 2000, the Company issued 206,897 shares of common stock to Mr. Amendola in place of the aforementioned options, of which 152,207 were subsequently transferred by him to the three individuals with whom he had agreed to share royalty payments. The 206,897 shares issued to Mr. Amendola and the 250,000 options issued to GPS will result in non-cash charges of approximately $2.1 million and $.7 million, respectively, in the third quarter of 2000.

        The Company issued 3,223,071 of options for shares of common stock to employees and directors subsequent to June 30, 2000 with exercise prices ranging from $2.90 per share to the initial public offering price. These issuances will result in non-cash charges of approximately $22.4 million over the three-year vesting period of the options for the difference between the exercise prices and the initial public offering.

        In August 2000, the Company completed an initial public offering for the sale of 3 million shares of common stock at $10 per share. The net proceeds to the Company totaled approximately $26.9 million.

       ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
    =========================================================================

The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth under the caption "Risk Factors" in our registration statement on Form S-1 filed with the Securities and Exchange Commission on August 9, 2000.

GENERAL

        We were formed as a Delaware limited liability company on December 17, 1998, organized and began operations on January 1, 1999 (inception date) and were converted into a Delaware corporation on April 25, 2000. All of the outstanding equity interests of the limited liability company were converted into shares of common stock of the corporation. Unless otherwise indicated, all information that we present in this quarterly filing for any date or period gives effect to the conversion as if it had occurred on that date or as of the beginning of that period and all references to common stock for periods before the conversion mean our issued and outstanding membership interests.

OVERVIEW

        In December 1998, we acquired rights to exploit the sodium borohydride technology patented by Steven Amendola, our Chief Technical Officer. Our initial business plan was to conduct research and development on sodium borohydride with the purpose of developing an alternative energy system to gasoline for use in automobile engines. In the course of investigating the use of our energy system, we focused initially on the development of a sodium borohydride fuel cell for potential commercial application. As our research progressed, we realized that sodium borohydride not only had the potential to produce a better fuel cell than currently exists, but that sodium borohydride can also be used to generate hydrogen. Further research indicated that our proprietary system could also be used to make longer lasting disposable batteries. In May 2000, Mr. Amendola and we terminated our licensing agreement and we acquired ownership of the existing and future patent rights relating to the sodium borohydride technology.

        Our goal is to convert our technology from the research and development stage to commercialization. Such potential revenue for the next several years is likely to include upfront license fees, research contracts with various federal, state and local agencies or through collaborations with other companies, and royalty payments or joint venture revenue from licensees or strategic partnerships. We have not generated any commercial revenue to date.

        We incurred operating losses in 1999 and the six months ended June 30, 2000 of $1,042,088 and $1,187,184, and we had a net loss applicable to common shareholders of $1,031,277 in 1999 and $2,631,239 in the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $3,662,516. Our losses have resulted primarily from costs associated with research and development activities as well as non-cash amortization related to preferred stock. As a result of planned expenditures in the area of research and development, we expect to incur additional operating losses for the foreseeable future.

        Our limited operating history makes the prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied upon as predictive of future performance. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Total Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

Product Development and Engineering Expenses. Product development and engineering expenses were $376,560 for the three months ended June 30, 2000 compared to $196,949 for the three months ended June 30, 1999, an increase of $179,611. The increase in product development and engineering expenses is primarily attributable to increased staffing required to further the development of our technology.

General and Administrative Expenses. General and administrative expenses were $351,601 for the three months ended June 30, 2000 compared to $16,855 for the three months ended June 30, 1999, an increase of $334,746. The increase in general and administrative expenses includes the move from a shared rental building to our current office location, which represents $35,000 of the increase. In addition, there were increases in staffing and support necessary to manage and facilitate our growth, which represent $299,746 of the increase.

Depreciation and Amortization. Depreciation and amortization was $36,038 for the three months ended June 30, 2000 compared to $12,434 for the three months ended June 30, 1999, an increase of $23,604. This increase in depreciation and amortization is related to the addition of certain laboratory equipment.

Interest Income/(Expense), Net. Net interest expense was $20,542 for the three months ended June 30, 2000 compared to a net interest income amount of $1,597 for the three months ended June 30, 1999, an increase of $22,139. The change in net interest expense is the result of interest expense associated with the GPS note and lower interest income related to a smaller average cash balance for the three month period ended June 30, 2000 versus the comparable period ended June 30, 1999.

Preferred Stock Amortization. Preferred stock amortization of $1,424,757 for the three months ended June 30, 2000, represents a non-cash charge to the common shareholders in connection with the May 2000 issuance of the preferred shares at less than the initial public offering price.

Six months ended June 30, 2000 compared to the period from January 1, 1999 (inception) to June 30, 1999.

Total Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

Product Development and Engineering Expenses. Product development and engineering expenses were $660,979 for the six months ended June 30, 2000 compared to $348,538 for the period from January 1, 1999 (inception) to June 30, 1999, an increase of $312,441. The increase in product development and engineering expenses is primarily attributable to increased staffing required to further the development of our technology.

General and Administrative Expenses. General and administrative expenses were $465,129 for the six months ended June 30, 2000 compared to $23,794 for the period from January 1, 1999 (inception) to June 30, 1999, an increase of $441,335. The increase in general and administrative expenses includes the move from a shared rental building to our current office location, which represents $70,000 of the increase. In addition, there were increases in staffing and support necessary to manage and facilitate our growth, which represent $371,335 of the increase.

Depreciation and Amortization. Depreciation and amortization was $61,076 for the six months ended June 30, 2000 compared to $15,684 for the period from January 1, 1999 (inception) to June 30, 1999, an increase of

$45,392. This increase in depreciation and amortization is related to the addition of certain laboratory equipment.

Interest Income/(Expense), Net. Net interest expense was $19,298 for the six months ended June 30, 2000 compared to a net interest income amount of $1,597 for the six months ended June 30, 1999, an increase of $20,895. The change in net interest expense is the result of interest expense associated with the GPS note and lower interest income related to a smaller average cash balance for the six month period ended June 30, 2000 versus the period from January 1, 1999 (inception) to June 30, 1999.

Preferred Stock Amortization. Preferred stock amortization of $1,424,757 for the six months ended June 30, 2000, represents a non-cash charge to the common shareholders in connection with the May 2000 issuance of the preferred shares at less than the initial public offering price.

LIQUIDITY AND CAPITAL RESOURCES

        Since our organization effective January 1, 1999, we have primarily financed our operations through private placements of equity securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell, LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. As of June 30, 2000, we had $1.5 million in cash and cash equivalents, which does not include the $26.9 million we received from our initial public offering in August 2000.

        Cash used in operations totaled $953,000 and $985,000 for the period from January 1, 1999 (inception) to December 31, 1999 and the six-month period ended June 30, 2000, respectively, and related to funding our net operating losses.

        Investing activities used cash of $448,000 for the period from January 1, 1999 (inception) to December 31, 1999 and $275,000 for the six-month period ended June 30, 2000. Investing activities consisted primarily of purchases of laboratory equipment and accessories necessary for the continuation of our research and development activities and additional patent registration costs. We expect to continue to make significant investments in research and development equipment and our administrative infrastructure, including the purchase of property, plant and equipment to support our expansion plans. We intend to use $5.0 million of the net proceeds from the initial public offering to build a pilot plant for the manufacturing of sodium borohydride and $500,000 to build a prototype battery manufacturing line, both of which we expect to complete in 2001.

        Between January 1999 and April 2000, we received an aggregate of $226,000 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our fuel cell technology. The recoverable grant is required to be repaid when we generate net income in a fiscal year. The repayment obligation, which begins in June 2001, ranges from 1% to 5% of net income over a ten-year period and shall not exceed 200% of the original grant. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period.

        We believe that the net proceeds from our initial public offering in August 2000 of $26.9 million, together with our current cash and cash equivalents, will be sufficient to satisfy our anticipated cash needs for at least the next three years. It is possible, however, that we may seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash and cash equivalents are invested with high quality issuers and are generally of a short-term nature. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

        Our systems' ability to produce energy depends on the availability of sodium borohydride, which has a limited commercial use and is not manufactured in vast quantities. There are currently only two major manufacturers of sodium borohydride and there can be no assurance that the high cost of this specialty chemical will be reduced. Once we commence full operations in the future, we may need to enter into long-term supply contracts to protect against price increases of sodium borohydride. We cannot assure you that we will be able to enter into these agreements to protect against price increases.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

                The company's registration statement on Form S-1 (File No. 333-37896) was declared effective by the Securities and Exchange Commission on August 9, 2000. The initial public offering date was August 9, 2000, and the closing date was August 14, 2000. The names of the managing underwriters of the initial public offering are Morgan Keegan & Company, Inc. and The Robinson-Humphrey Company, LLC. The title of the class of securities registered is common stock, par value $.001 per share. The company registered 4,255,000 shares of common stock and the aggregate price of the offering amount registered was $51,060,000. To date, the company has sold 3,000,000 shares of common stock for an aggregate offering price of $30,000,000. The company paid $2,100,000 for underwriting discounts and commissions and other estimated expenses of $1,000,000 to persons other than directors, officers or their associates, and other than to persons owning 10 percent or more of the common stock or to affiliates of the company. No direct or indirect payments were made to the persons listed in the preceding sentence. The estimated net proceeds to the company from the offering are $26,900,000. Other than for payment of expenses as previously described, the company has not used any net proceeds from the offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









Date: August 14, 2000                    MILLENNIUM CELL INC.
                                         (Registrant)







                                         by: /s/ STEPHEN S. TANG
                                             -----------------------------------
                                             Stephen S. Tang
                                             President and
                                             Chief Executive Officer
                                             (principal financial officer)