Form 10-Q
period 2000-09-30
MILLENNIUM CELL INC
filed 2000-11-01
CIK 1114872

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ============
                                    FORM 10-Q
                                  ============

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                                  ============

                        Commission file number 000-31083

                              MILLENNIUM CELL INC.
             (Exact Name of Registrant as Specified in its Charter)

                                  ============

             Delaware                                            22-3726792
             --------                                            ----------
     (State or Other Jurisdiction                            (I.R.S. Employer
  of Incorporation or Organization)                       Identification Number)


                              1 Industrial Way West
                           Eatontown, New Jersey 07724
               (Address of Principal Executive Offices) (Zip Code)

       (Registrant's Telephone Number, Including Area Code) (732) 542-4000


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,167,681 shares of Common Stock, par value $.001, were outstanding on October 30, 2000.

================================================================================

                                      INDEX

                              MILLENNIUM CELL INC.

                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Condensed Balance Sheets - September 30, 2000 and December 31, 1999        2

           Condensed Statements of Operations - Three and nine months ended
           September 30, 2000 and 1999                                                3

           Condensed Statements of Cash Flows - Nine months ended
           September 30, 2000 and 1999                                                4

           Notes to Condensed Financial Statements - September 30, 2000               5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                              8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                11



PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                                 12

Item 6.    Exhibits and Reports on Form 8-K                                          12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                   ==========================================

ASSETS
------                                                        September 30,     December 31,
                                                                  2000              1999
                                                             ----------------  ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $29,417,971           $42,165
     Prepaid expenses and other assets                             259,812                 -
                                                             ----------------  ----------------
        Total current assets                                    29,677,783            42,165

Property and equipment, net                                        580,867           386,587
Intangible assets, net                                             362,517           254,500
Other assets                                                        22,744            63,225
                                                             ----------------  ----------------
                                                               $30,643,911          $746,477
                                                             ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $151,339           $41,700
    Accrued expenses                                                306,544            12,432
    Due to affiliate                                                      -            30,000
    Note payable to affiliate                                             -           250,000
                                                             ----------------  ----------------
        Total current liabilities                                   457,883           334,132

Refundable grant obligation                                         227,522           193,622

Commitments and contingencies

Stockholders' equity:
    Common stock, $.001 par value; authorized 40,000,000             27,168            23,680
      shares and 27,167,681 and 23,679,714 shares issued
      and outstanding as of September 30, 2000 and December
      31, 1999, respectively
    Additional paid-in capital                                   44,820,924         1,226,320
    Deficit accumulated during development stage                (14,889,586)       (1,031,277)
                                                             ----------------  ----------------
Total stockholders' equity                                       29,958,506           218,723
                                                             ----------------  ----------------
                                                                $30,643,911          $746,477
                                                             ================  ================

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               ===================================================

                                               Three Months Ended             Nine Months Ended
                                          ----------------------------- ------------------------------
                                            Sept. 30,      Sept. 30,      Sept. 30,       Sept. 30,
                                               2000           1999           2000           1999
                                          --------------- ------------- --------------- --------------
                                          $           -   $         -   $           -   $          -
REVENUE
Cost of revenue                                       -             -               -              -
Product development and engineering             667,511       230,681       1,328,490        579,219
General and administrative (includes
    8,947,378 of non-cash charges for the
    three months and nine months ended
    September 30, 2000)                       9,964,724        21,114      10,429,853         44,908
Depreciation and amortization                    99,151        15,750         160,227         31,434
                                          --------------- ------------- --------------- --------------
Total operating expenses                    (10,731,386)     (267,545)    (11,918,570)      (655,561)
                                          --------------- ------------- --------------- --------------
Loss from operations                        (10,731,386)     (267,545)    (11,918,570)      (655,561)
Interest income/(expense), net                  230,440         6,147         211,142          7,744
                                          --------------- ------------- --------------- --------------
Net loss                                    (10,500,946)     (261,398)    (11,707,428)      (647,817)
Preferred stock amortization                   (726,124)            -      (2,150,881)             -
                                          --------------- ------------- --------------- --------------
Net loss applicable to common
stockholders                               $(11,227,070)    $(261,398)   $(13,858,309)     $(647,817)
                                          =============== ============= =============== ==============
Loss per common share                              $(45)         $(01)           $(56)          $(03)
                                          =============== ============= =============== ===============
Weighted-average number of
shares                                       25,221,249    23,679,714      24,740,280     23,679,714
                                          =============== ============= =============== ===============


                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              ====================================================

                                                                               Nine Months Ended
                                                                        --------------------------------
                                                                           Sept. 30,       Sept. 30,
                                                                             2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(11,707,428)    $ (647,817)
Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation and amortization                                        160,227         31,434
        Non-cash charges                                                   8,947,378              -
        Changes in operating assets and liabilities:
                                                                            (219,627)       (31,455)
          PREPAID EXPENSES AND OTHER ASSETS
          Accounts payable and accrued expenses                              403,751          5,146
          Due to affiliate                                                   (30,000)        21,704
                                                                        ---------------- ---------------
        Net cash used in operating activities                             (2,445,699)      (620,988)
                                                                        ---------------- ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment                                          (339,132)      (206,726)
Patent registration costs                                                   (123,251)       (67,542)
                                                                        ---------------- ---------------
        Net cash used in investing activities                               (462,383)      (274,268)
                                                                        ---------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                                               33,523,000        925,000
Underwriting and other expenses of initial public offering                (3,672,135)             -
Proceeds from grant                                                           33,900        193,622
Proceeds from capital contribution                                           500,000              -
Payment of note payable                                                     (250,000)             -
Proceeds from sale of preferred stock                                      2,149,123              -
                                                                        ---------------- ---------------
        Net cash provided by financing activities                         32,283,888      1,118,622
                                                                        ---------------- ---------------
Net increase in cash and cash equivalents                                 29,375,806        223,366
Cash and cash equivalents at beginning of period                              42,165              -
                                                                        ---------------- ---------------
Cash and cash equivalents at end of period                               $29,417,971       $223,366
                                                                        ================ ===============

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

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000
           ==========================================================



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

2.      PRIVATE PLACEMENT AND INITIAL PUBLIC OFFERING

        In May 2000, in exchange for approximately $2.2 million, the Company sold 759,368 shares of Series A preferred stock, which converted into 759,368 shares of common stock upon completion of the Company's initial public equity offering which closed on August 14, 2000. As the issuance price is substantially less than the initial public offering price, the Company recognized additional preferred dividends of $2.2 million from the date of issuance to the initial public offering.

        In August 2000, the Company completed an initial public offering for the sale of 3 million shares of common stock at $10 per share. In September 2000, the Company's underwriters exercised their overallotment option of 352,000 shares of common stock. The aggregate net proceeds to the Company totaled approximately $29.9 million.

3.      INCOME TAXES

        On April 25, 2000, the Company converted from a limited liability company to a C corporation. In connection with the conversion the Company recognized certain deferred tax assets which were offset by a valuation allowance due to the uncertainty of future realization of such assets.

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

5.      ROYALTY AGREEMENTS

        Effective July 2000, the Company terminated the royalty agreements with GPS and Mr. Amendola which related to sales of developed technology covered by a license acquired in December 1998. In connection with this agreement and another royalty agreement in which Mr. Amendola was involved with three other individuals, the Company adjusted the GPS ownership by redeeming 830,298 shares of the Company's common stock held by GPS in May 2000 and GPS was granted immediately exercisable options to purchase 250,000 shares of common stock at the initial public offering price in July 2000. This adjustment in ownership reflects, in part information discovered about the license subsequent to the original investment regarding three individuals with whom Mr. Amendola had entered into a sharing of royalty agreement. Additionally, several of the other existing investors were also diluted as a result of certain employees and key management receiving equity. Furthermore, the Company and Mr. Amendola terminated the license agreement, at which time the Company acquired ownership of the patent rights relating to the proprietary technology. In addition, in a separate assignment executed concurrently with the omnibus agreement, Mr. Amendola assigned the ownership of any future inventions as well as pending patent applications and future patents to the Company.

        In consideration of the foregoing transactions, on May 24, 2000, the Company agreed to issue options to purchase 206,897 shares of common stock to Mr. Amendola with an exercise price of $2.90 per share. Mr. Amendola intended to transfer a portion of these options to three individuals with whom he had agreed to share royalty payments. Effective August 1, 2000, the Company issued 206,897 shares of common stock to Mr. Amendola in place of the aforementioned options, of which 152,207 were subsequently transferred by him to the three individuals with whom he had agreed to share royalty payments. The 206,897 shares issued to Mr. Amendola resulted in non-cash charges of approximately $2.1 million and is included in general and administrative expenses in the statement of operations during the quarter ended September 30, 2000.

6.      STOCK OPTIONS

        The Company issued 3,204,293 options for shares of common stock to employees and directors during the third quarter, with exercise prices ranging from $2.90 per share to the initial public offering price. Certain of these issuances result in a non-cash charge of $4,210,473 in the third quarter of 2000, which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $17.8 million over the three-year vesting period of such options (assuming no employee turnover) as follows: Fourth Quarter 2000-$1.6 million, 2001-$6.5 million, 2002-$6.5 million and 2003-$3.2 million. The Company also issued 538,928 options to individuals and entities which were not employees of the Company. Accordingly, such options were recorded at fair value and resulted in a non-cash charge of $2,667,935 in the third quarter which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $852,165 for those options which did not vest immediately over the vesting period of such options follows: Fourth Quarter 2000-$207,697, 2001-$325,287, 2002-$212,787 and 2003-$106,394.

7.      SUBSEQUENT EVENT

        In October 2000, the Company, in the ordinary course of business, entered into agreements with Ballard Power Systems Inc. which provide for the following:

        - The joint development of the Company's proprietary hydrogen generation system for use with Ballard's portable power fuel cell products.

        - Ballard's right to license certain technology of the Company for use in its portable power products on an exclusive basis for a defined period of time.

        - Ballard to pay the Company $2.4 million as an advance on royalties payable under the license.

        - Ballard, upon successful completion of the joint development effort ("Development Date"), has the right to purchase up to 400,000 shares of the Company's common stock which will be recorded at its fair value on the Development Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

===============================================================================

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

OVERVIEW

        In December 1998, we acquired rights to exploit the sodium borohydride technology patented by Steven Amendola, our Chief Technical Officer. Our initial business plan was to conduct research and development on sodium borohydride with the purpose of developing an alternative energy system to gasoline for use in automobile engines. In the course of investigating the use of our energy system, we focused initially on the development of a sodium borohydride fuel cell for potential commercial application. As our research progressed, we realized that sodium borohydride not only had the potential to produce a better fuel cell than currently exists, but that sodium borohydride can also be used to generate hydrogen. Further research indicated that our proprietary system could also be used to make longer lasting disposable batteries. In May 2000, Mr. Amendola and the Company terminated our licensing agreement and the Company acquired ownership of the existing and future patent rights relating to the sodium borohydride technology.

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

        We incurred operating losses in 1999 and the nine months ended September 30, 2000 of $1,042,088 and $11,918,570, and we had a net loss applicable to common stockholders of $1,031,277 in 1999 and $13,858,309 in the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $14,889,586. Our losses have resulted primarily from costs associated with research and development activities as well as non-cash amortization related to preferred stock and non-cash compensation charges. As a result of planned expenditures in the area of research and development, we expect to incur additional operating losses for the foreseeable future.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to the three months ended September 30, 1999.

Total Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

Product Development and Engineering Expenses. Product development and engineering expenses were $667,511 for the three months ended September 30, 2000 compared to $230,681 for the three months ended September 30, 1999, an increase of $436,830. The increase in product development and engineering expenses is primarily attributable to increased staffing required to further the development of our technology.

General and Administrative Expenses. General and administrative expenses were $9,964,724 for the three months ended September 30, 2000 compared to $21,114 for the three months ended September 30, 1999, an increase of $9,943,610. The increase in general and administrative expenses includes a non-cash compensation charge of $4,210,473 for the grant of company stock options below market, the fair value of options issued to non-employees of $2,667,935 and $2,068,970 for the issuance of common stock in connection with the termination of the royalty agreement. An officer received a $250,000 one time signing bonus and an officer was awarded a $135,000 bonus for signing and the closing of the initial public offering. In addition, there were increases in staffing and support necessary to manage and facilitate our growth, which represent $480,000 of the increase.

Depreciation and Amortization. Depreciation and amortization was $99,151 for the three months ended September 30, 2000 compared to $15,750 for the three months ended September 30, 1999, an increase of $83,401. This increase in depreciation and amortization is related to the addition of certain laboratory equipment.

Interest Income/(Expense). Net interest income was $230,440 for the three months ended September 30, 2000 compared to a net interest income amount of $6,147 for the three months ended September 30, 1999, an increase of $224,293. The change in net interest income is primarily the result of higher interest income related to a larger average cash balance resulting from the proceeds of the initial public offering during the three month period ended September 30, 2000 versus the comparable period ended September 30, 1999.

Preferred Stock Amortization. Preferred stock amortization of $726,124 for the three months ended September 30, 2000, represents a non-cash charge to the common stockholders in connection with the May 2000 issuance of the preferred shares at less than the initial public offering price.

Nine months ended September 30, 2000 compared to the period from January 1, 1999 (inception) to September 30, 1999.

Total Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

Product Development and Engineering Expenses. Product development and engineering expenses were $1,328,490 for the nine months ended September 30, 2000 compared to $579,219 for the period from January 1, 1999 (inception) to September 30, 1999, an increase of $749,271. The increase in product development and engineering expenses is primarily attributable to increased staffing required to further the development of our technology

General and Administrative Expenses. General and administrative expenses were $10,429,853 for the nine months ended September 30, 2000 compared to $44,908 for the period from January 1, 1999 (inception) to September 30, 1999, an increase of $10,384,945. The increase in general and administrative expenses includes a non-cash compensation charge of $4,210,473, for the grant of company stock options below market the fair value of options issued to non employees of $2,667,935 and $2,068,970 for the issuance of common stock in connection with the termination of the royalty agreement. An officer received a $250,000 one time signing bonus and an officer was awarded a $135,000 bonus for signing and the closing of the initial public offering. In addition, there were increases in staffing and support necessary to manage and facilitate our growth, which represent $850,000 of the increase.

Depreciation and Amortization. Depreciation and amortization was $160,227 for the nine months ended September 30, 2000 compared to $31,434 for the period from January 1, 1999 (inception) to September 30, 1999, an increase of $128,793. This increase in depreciation and amortization is related to the addition of certain laboratory equipment.

Interest Income/(Expense). Net interest income was $211,142 for the nine months ended September 30, 2000 compared to a net interest income amount of $7,744 for the nine months ended September 30, 1999, an increase of $203,398. The change in net interest income is primarily the result of higher interest income related to a larger average cash balance resulting from the proceeds of the initial public offering during the period ended September 30, 2000 versus the comparable period ended September 30, 1999

Preferred Stock Amortization. Preferred stock amortization of $2,150,881 for the nine months ended September 30, 2000, represents a non-cash charge to the common stockholders in connection with the May 2000 issuance of the preferred shares at less than the initial public offering price.

LIQUIDITY AND CAPITAL RESOURCES

        Since our organization effective January 1, 1999, we have primarily financed our operations through our initial public offering in August 2000 and private placements of equity securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell, LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million. As of September 30, 2000, we had $29.4 million in cash and cash equivalents.

        Cash used in operations totaled $953,000 and $2,446,000 for the period from January 1, 1999 (inception) to December 31, 1999 and the nine-month period ended September 30, 2000, respectively, and related to funding our net operating losses.

        Investing activities used cash of $448,000 for the period from January 1, 1999 (inception) to December 31, 1999 and $462,000 for the nine-month period ended September 30, 2000. Investing activities consisted primarily of purchases of laboratory equipment and accessories necessary for the continuation of our research and development activities and additional patent registration costs. We expect to continue to make significant investments in research and development equipment and our administrative infrastructure, including the purchase of property, plant and equipment to support our expansion plans.

        Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our fuel cell technology. The recoverable grant is required to be repaid when we generate net income in a fiscal year. The repayment obligation, which begins in June 2001, ranges from 1% to 5% of net income over a ten-year period and shall not exceed 200% of the original grant. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period.

        We believe that the net proceeds from our initial public offering of $29.9 million, together with our current cash and cash equivalents, will be sufficient to satisfy our anticipated cash needs for at least the next three years. It is possible, however, that we may seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

                           PART II - OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        The company's registration statement of From S-1 (File No. 333-37896) was declared effective by the Securities and Exchange Commission on August 9, 2000. The initial public offering date was August 9, 2000, and the closing date was August 14, 2000. The names of the managing underwriters of the initial public offering are Morgan Keegan & Company, Inc. and The Robinson-Humphrey Company, LLC. The title of the class of securities registered is common stock, par value $.001 per share. The Company registered 4,255,000 shares of common stock and the aggregate price of the offering amount registered was $51,060,000. To date, the Company has sold 3,352,000 shares of common stock for an aggregate offering price of $33,520,000. The Company paid approximately $3,670,000 for underwriting discounts and commissions and other expenses to persons other than directors, officers or their associates, and other than to persons owning 10 percent of more of the common stock or to affiliates of the company. No direct or indirect payments were made to the persons listed in the preceding sentence.

        During the three months ended September 30, 2000, the Company used $250,000 of the proceeds to repay the GPS note payable and approximately $525,000 for working capital purposes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        10.1 Employment Agreement, dated September 6, 2000, by and between Millennium Cell Inc. and Norman R. Harpster, Jr.

        (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 1, 2000                    MILLENNIUM CELL INC.
                                          (Registrant)

                                          By:  /s/  Norman R. Harpster, Jr.
                                             --------------------------------
                                          Name:     Norman R. Harpster, Jr.
                                          Title:    Chief Financial Officer
                                                    and Vice President-
                                                    Finance & Administration