Form 10-K
period 2000-12-31
MILLENNIUM CELL INC
filed 2001-03-21
CIK 1114872

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                                   000-31083
                            (COMMISSION FILE NUMBER)

                              MILLENNIUM CELL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           22-3726792
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

   1 INDUSTRIAL WAY WEST, EATONTOWN, NEW JERSEY                           07724
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (732) 542-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates as of March 1, 2001 was $55,627,617.

     The number of shares outstanding of the registrant's common stock as of March 1, 2001 was 27,167,981.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated March 21, 2001 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 2001 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

   ITEM                             DESCRIPTION                           PAGE
   ----                             -----------                           ----

PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................    9
Item 3.     Legal Proceedings...........................................    9
Item 4.     Submission of Matters to a Vote of Security Holders.........    9

PART II
Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters.........................................   10
Item 6.     Selected Financial Data.....................................   10
Item 7.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................   11
Item 8.     Financial Statements and Supplementary Data.................   14
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   14

PART III
Item 10.    Directors and Executive Officers of the Registrant..........   15
Item 11.    Executive Compensation......................................   17
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   17
Item 13.    Certain Relationships and Related Party Transactions........   17

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   18

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We have invented, patented and developed a proprietary process called Hydrogen on Demand(TM) that safely generates pure hydrogen or electricity from environmentally friendly raw materials. In the process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen or produces electricity. The primary input components of the reaction are water and sodium borohydride, a derivative of borax, which is found in substantial natural reserves globally. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. We also have a patented design for boron-based longer-life batteries.

     Our process can be used to:

     - generate hydrogen for use by fuel cells in the production of electricity,

     - generate hydrogen for use by modified internal combustion engines, and

     - power longer-life batteries.

     In its simplest form, our sodium borohydride technology provides the ability to store and transport hydrogen as a solid. Since hydrogen provides the energy used by fuel cells to create electricity, this is the equivalent of transporting clean electricity as a solid. To put this in another perspective, an aqueous solution containing 35% by weight sodium borohydride has an energy density that is equal to or greater than that of gasoline. The table below shows the approximate energy density of various fuels compared to hydrogen.

ENERGY CONTENT

                            FUEL                              BTU/LB.
                            ----                              -------
Coal........................................................   10,000
Oil.........................................................   18,000
Gasoline....................................................   19,000
Diesel......................................................   19,000
Natural Gas.................................................   21,000
Hydrogen....................................................   52,000

     We believe that the our proprietary Hydrogen on Demand(TM) hydrogen generation system offers significant advantages over other methods of generating hydrogen fuel, which often require the storage of hydrogen in bulky and potentially explosive tanks or consume polluting hydrocarbon fuels. Advantages of our system are both environmental and economic. We have used our hydrogen generation system to power an operating series-hybrid sports utility vehicle and two other vehicles, including a fuel cell vehicle and a former New York City taxicab that burns hydrogen in its internal combustion engine. We believe that sodium borohydride fuel could be distributed through fleet refueling centers, and eventually through the existing network of neighborhood gasoline stations. We have also designed and produced single use power cells that use our proprietary system to provide electricity for the portable power markets, including laptop computers, cellular telephones, hearing aids, personal organizers and other portable devices.

OUR HYDROGEN STORAGE AND DELIVERY TECHNOLOGY

     We believe that our system minimizes the storage, handling and economic issues that are associated with other hydrogen delivery systems. The chemical reactions used in our process eliminate the pollutants and undesirable emissions of typical hydrocarbon-based energy production systems, which use fossil fuels such as gasoline, natural gas and diesel. The byproducts of our process are primarily heat and borax, a type of sodium borate, which can be recycled to form sodium borohydride. Sodium borohydride-based energy systems have favorable energy density, power-to-weight and volume characteristics when compared to mobile power sources now in use. Based on our laboratory tests, we believe that batteries using our patented sodium borohydride process can deliver substantially more potential energy per unit of both weight and volume compared to the batteries on the market today.

     Hydrocarbon fuels such as gasoline release carbon monoxide and carbon dioxide, both of which are pollutants, into the atmosphere. Additional pollutants are also created, such as oxides of nitrogen -- a key component of smog. By contrast, our process uses no carbon, while still taking advantage of the vast power potential of hydrogen. Neither of the reaction's byproducts, water and borax, is a pollutant. There is no "exhaust" in the conventional sense -- water is harmlessly vented into the air as steam. The byproduct captured in our system can be converted back into sodium borohydride, the key input in our process.

     In addition to safety and environmental advantages, we believe that our system also has operating and manufacturing efficiencies superior to those of competitive technologies. In internal combustion engines, well-to-wheel efficiency is a common measure of how much energy is lost in the process of producing, refining, formulating and consuming a fuel. Our testing to date indicates that an internal combustion engine consuming hydrogen generated from sodium borohydride will provide a vehicle with significantly higher well-to-wheel efficiency than that of gasoline in an internal combustion engine, while reducing greenhouse gas emissions. Our Hydrogen on Demand(TM) system, when used as a hydrogen source to power a fuel cell, is even more efficient, up to three times as efficient as gasoline.

     The recycling process to regenerate the spent fuel into sodium borohydride is feed stock neutral -- meaning that the least expensive locally available source of energy can be used, including natural gas, waste oil, coal, hydroelectric or solar energy. If carbon fuels are used in the regeneration process, the emissions associated with these fuels are concentrated locally and can be controlled as a single point source, unlike conventional gasoline burning automobiles which scatter emissions throughout an area with no real method of control.

FUEL CELL TECHNOLOGY AND FUEL CELL SYSTEMS

     A fuel cell is a device that combines hydrogen, derived from a fuel such as natural gas, propane, methanol or gasoline, and oxygen from the air, to produce electric power without combustion. The following table sets forth information relating to the principal types of fuel cells.

   FUEL CELL TYPE      PRINCIPAL APPLICATIONS       INPUT FUEL        OPERATING TEMPERATURE
   --------------      ----------------------  ---------------------  ---------------------
Alkaline               Small-size aerospace    Hydrogen (pure)        20(LOGO)C to
                       and defense                                    100(LOGO)C
                       applications
Phosphoric acid        Mid- to large-size      Hydrogen               up to 200(LOGO)C
                       stationary power
                       generation
                       applications
Molten carbonate       Large-size power        Hydrogen or natural    at least 650(LOGO)C
                       generation              gas
                       applications
Solid oxide            Large- to very          Hydrogen, natural gas  at least 1000(LOGO)C
                       large-size stationary   or fossil fuels
                       power generation
                       applications
Proton exchange        Transportation, small-  Hydrogen (pure)        up to 80(LOGO)C
membrane, or PEM       to mid-size stationary
                       power and portable
                       power generation
                       applications

   FUEL CELL TYPE      PRINCIPAL APPLICATIONS       INPUT FUEL        OPERATING TEMPERATURE
   --------------      ----------------------  ---------------------  ---------------------
Sodium borohydride     Transportation, small-  Sodium borohydride     up to 80(LOGO)C
                       to very large-size      solution
                       stationary power and
                       portable power
                       generation
                       applications

     In the small-scale commercial market, where sizes of fuel cells range from 25 watts to 250 kilowatts, the PEM fuel cell has been the type most tested and used in laboratories and in prototypes. The smaller size and lower temperature characteristics make PEM fuel cells ideal for use in vehicles, and therefore, much of the current testing to date in transportation markets has involved this type of fuel cell.

     The PEM fuel cell, as any fuel cell, requires hydrogen. Current methods of storing significant amounts of hydrogen in vehicles require use of large tanks of liquid (cryogenic) or compressed gaseous hydrogen. For a 3,000 pound automobile to achieve a range of 300 miles using a PEM fuel cell system, the equivalent of 32 twenty-five pound tanks (weighing 800 lbs.) of compressed gaseous hydrogen would be required. For cryogenically stored hydrogen, the weight drops significantly. However, even though the weight of the overall system decreases, the overall energy efficiency does too, as approximately two-thirds of the total energy of the cryogenically stored hydrogen is required to liquefy the hydrogen. Both of these systems are cumbersome, voluminous and potentially hazardous, as an accident that damages a full tank of either liquid or gaseous hydrogen might result in an extremely powerful explosion. To date, we are unaware of any other methods for storing significant amounts of hydrogen in a compact, lightweight and safe manner.

MARKET OPPORTUNITY FOR OUR TECHNOLOGY

     Government authorities in North America, Europe and Japan have imposed stringent environmental standards generally and have increased support for the development of clean and efficient technologies to significantly improve or replace existing combustion-based technologies. While environmental considerations provided the initial impetus for automobile manufacturers to seek alternatives to the use of the internal combustion engine, we believe that these manufacturers are beginning to recognize that fuel cell powered vehicles will provide consumers with higher fuel efficiency, lower noise and vibration, enhanced passenger comfort and performance and new vehicle design options, and also have the potential to provide lower capital and maintenance costs.

     In addition to the transportation markets, there is a growing worldwide consumer demand for quiet, clean and environmentally friendly products in the portable power markets. Promising applications include portable power products for use in densely populated areas where noise pollution is a significant concern and for use indoors or in other areas where high noise and high emissions of internal combustion engine generators pose significant problems. We believe that public concern over pollution is focusing attention on the use of environmentally cleaner methods of power generation that can use non-renewable natural resources more efficiently. We also believe that the battery market, fueled by technological innovations, will continue to present a considerable market opportunity for more durable and lighter power sources.

  Transportation Markets

     In the transportation market, the United States federal government, California and several northeastern states, principally New York, Massachusetts and Maine, have adopted laws and regulations establishing vehicle emission standards and requirements for the sale, beginning in 2003, of low, ultra-low, super ultra-low and zero emission vehicles, or ZEVs. Regulations adopted by these states provide that 10% of the new vehicles sold in these states must meet zero emission guidelines by 2003. Furthermore, recent amendments to California regulations allow automobile manufacturers to meet ZEV requirements using hydrogen fuel cell powered vehicles. We believe that our proprietary sodium borohydride based hydrogen generation system would allow these vehicles to achieve full ZEV credit. In May 2000, we entered into a proprietary rights agreement with DaimlerChrysler Corporation to participate in a program to test the Company's sodium borohydride generating systems for vehicle applications. As part of that agreement, we have granted a non-exclusive perpetual worldwide license to DaimlerChrysler to use in its automotive business the technological benefits that we jointly develop. In addition, we have agreed to license to DaimlerChrysler, any of our technology that we developed prior to the proprietary rights agreement, provided that our obligation to license this technology will expire one year after the date we deliver our first hydrogen generator to DaimlerChrysler. Under the agreement, DaimlerChrysler will gain intellectual property rights to technology that it will fund in the program.

     In our hybrid design, an automobile is powered by an electric motor which, in turn, gets its energy from conventional batteries. Our technology is used to generate the hydrogen that runs an internal combustion engine, driving an alternator that will keep the batteries charged. Additionally, our technology eliminates the need for costly catalytic converters.

     We have installed our hydrogen generation systems in three prototype vehicles: a Ford Explorer SUV, a Ford Crown Victoria sedan and the "Genesis" vehicle which was part of a project operated by the New Jersey Department of Transportation. Our program to develop these prototype vehicles is not affiliated with the vehicles' manufacturers. The SUV will accommodate all of the requisites for an emission-free electric vehicle with virtually no loss of cabin space and no material change in fully-fueled weight. To modify the SUV, we installed reservoirs of sodium borohydride and water, a receiving tank for the resulting sodium borate, as well as a chamber in which the hydrogen-producing reaction takes place. The space required for our system is approximately the same size that is required for a conventional internal combustion engine. A sodium borohydride storage/borax collecting tank replaces the standard gasoline tank. The conventional internal combustion gasoline engine is replaced with a smaller hydrogen engine/alternator combination, and the transmission is completely removed, because the electric motor that propels the car in our hybrid system are linked directly to the drive train. The Crown Victoria, which has a conventional drive train, has been modified to run on hydrogen. We have run the car's engine on hydrogen from our system and are now enhancing the design. We have already installed the Hydrogen on Demand(TM) system in the "Genesis" vehicle, which powers a proton exchange membrane fuel cell. The completion and testing of the "Genesis" vehicle, which is contingent on the installation of a battery pack by another contractor, is scheduled for completion in cooperation with Rutgers University.

     In the longer-term, we believe that fuel cell powered vehicles using our sodium borohydride technology will meet the performance requirements of consumers and the regulatory requirements for ZEVs. ZEV criteria can also be satisfied by vehicles powered by other means, but we believe that our technology will provide the best overall performance to meet consumer demands, and maintain more favorable environmental characteristics. As an interim step, Hydrogen on Demand(TM) can be used in internal combustion engines that have been modified to burn hydrogen. This system provides enough fuel from a single filling to provide distance ranges comparable to conventional internal combustion engines, while providing for much cleaner transportation in the near term. When fuel cells become fully developed for automotive use, our system can be used aboard vehicles to provide hydrogen for fuel cells.

  Portable Power Markets

     There is a growing worldwide consumer demand for quiet, clean portable generators. Promising applications include their use in densely populated areas where noise pollution is a significant concern and indoors or in other areas where the high noise and high emissions of internal combustion engine generators pose significant problems. We believe that portable power generators powered by sodium borohydride fuel cells enjoy substantial advantages over existing portable generators and can provide consumers with the power they need in a package that is small and durable with low noise and emissions, particularly in comparison to diesel fueled generators.

     We believe that portable sodium borohydride fuel cell power products could provide clean, quiet, vibration-free electric power on demand for a variety of applications. We believe that markets could develop where the attributes of sodium borohydride fuel cell systems would provide a significant competitive advantage over existing technologies. These markets would include recreational vehicles, auxiliary power for boats and generators for densely populated areas and other locations where noise pollution is a concern.

     In October 2000, we entered into a product development agreement with Ballard Power Systems to further develop our proprietary hydrogen generation system for use with Ballard's portable power fuel cell products. As part of that agreement, we will grant a license upon the successful commercial development effort to Ballard to use our hydrogen generation technology in its portable products. Ballard has paid us $2.4 million as an advance for prospective royalties under the license. Under the agreement, we have granted Ballard a warrant to purchase up to 400,000 shares of our common stock.

  Battery Markets

     Our sodium borohydride based technology may be adapted for production of batteries. We believe that batteries based on our technology would have a higher energy density by volume than batteries currently in use, and be more efficient. As a result, we believe these batteries could be lighter and smaller, embracing and advancing the trend towards smaller and lighter products in consumer electronics.

     The highest growth battery segment is that which includes advanced commercial rechargeable and disposable battery technologies. These batteries power the latest communications, imaging and portable computing devices that are projected to demand continually higher energy density power sources. Our new chemistries can enable smaller and lighter electronic devices, longer runtimes and new power hungry features that will increase the use of future wireless devices. We believe there is substantial opportunity for our technology in this segment.

  Supply Chain

     Our supply chain plan is focused primarily on licensing our internally developed process for the manufacture and regeneration of sodium borohydride with large, industrial partners including borate producers, industrial hydrogen providers, chemical providers, and major energy producers (including oil, gas, and electricity companies) on a global basis. If market acceptance of our technology increases as planned in the transportation, portable power and battery markets, we believe that demand for sodium borohydride will result in the need for additional global manufacturing capacity. By licensing our process of producing sodium borohydride, we believe a significant revenue stream could be generated. The goal of our research and development efforts in the area of sodium borohydride production is to lower raw material costs by significantly reducing the amount of sodium that is required in the current manufacturing process. The current market price for sodium is approximately $1 per pound.

     One of our objectives is to ensure the short-term and long-term supply of sodium borohydride for energy applications. This will involve collaboration with present and future producers of this chemical. In addition, we will continue to evaluate ways to ensure an affordable supply of sodium borohydride to our potential partners and customers. In December 2000, we signed a letter of intent with the world's largest producer of sodium borohydride, Rohm and Haas Company, to jointly develop a lower cost process to manufacture and recycle sodium borohydryde. We believe partnerships like this one may lead to an affordable, adequate supply of sodium borohydride to support commercialization of products that utilize our technology.

OUR STRATEGY

     Our goal is to convert what we believe to be a superior technology in our sodium borohydride chemistry from the research and development stage to commercialization. We believe that the characteristics of our sodium borohydride technology will capitalize on the growing need for a safe method of storing hydrogen across a variety of markets, a higher energy output alternative fuel and the necessity of preserving the environment. To achieve our goal, we have implemented the following strategy:

     - Pursue Ventures with Fuel Cell Companies. We are pursuing ventures with manufacturers of fuel cells. We believe that our Hydrogen on Demand(TM) system will provide a solution for existing fuel cell companies that cannot produce hydrogen as safely or as efficiently. We will seek to leverage these relationships to further our brand awareness and decrease the time to commercialization.

     - Build Relationships with the Automotive Manufacturing Community. We are pursuing relationships with automotive manufacturers and component system providers because we believe they will be the key to capitalizing on transportation opportunities in the future. As many of the top tier global automotive manufacturers continue to allocate substantial resources to research and development of alternative fuel technologies, we believe that our technology will be an attractive choice and will allow us to position our technology as a leader in the alternative fuel market.

     - Build Relationships with Truck Manufacturers. We plan to pursue relationships with manufacturers of heavy duty, over-the-road trucks. We believe our technology can be used to deliver hydrogen as a fuel for modified internal combustion truck engines, which could significantly reduce emissions currently generated by diesel fuel. We also believe that our Hydrogen on Demand(TM) system, when used in conjunction with a small fuel cell can provide sufficient power to operate all on-board electrical devices, thereby allowing the engine to be shut down when the truck is parked. The reduction in emissions would result in a significantly cleaner environment.

     - Build Relationships with Fleet Operators. We plan to pursue opportunities with operators of fleets of vehicles. Fleet vehicle operations are an ideal application for our technology because of the high volume of consumption and the number of vehicles serviced through a single location.

     - Develop Strategic Relationships with Key Battery Manufacturers. We are pursuing relationships with key battery manufacturers. We believe such relationships will facilitate the commercialization, distribution and consumer acceptance of batteries based on our sodium borohydride process which may be developed in the future.

     - Lower the Costs of Sodium Borohydride. Sodium borohydride is currently a specialty chemical that is produced by a few manufacturers located in the United States and Europe. We believe that we can successfully compete in the battery markets at the current price of sodium borohydride, but it will be necessary to scale-up production of the chemical to be cost competitive in the transportation markets. In 2001, we plan to begin construction of a process demonstration unit that we believe will cost approximately $1.0 to $2.0 million to build and will take approximately six months to complete. Our goal is to demonstrate the viability of cost-effective mass production of sodium borohydride through economies of scale and improved manufacturing efficiencies exhibited in our process demonstration unit.

     - Advance our Proprietary Technology. Through commercial development, we continue to advance our proprietary technology. We believe that our continuing efforts in this area will allow us to establish technological leadership in our target markets, while also positioning us to potentially develop applications for other markets.

     - Develop Market Awareness Generally. We have relationships with state and federal governmental agencies and are also involved in several hydrogen and environmentally conscious organizations and events. Through these continuing relationships, we believe that our technology will become more visible to a broader group of individuals and companies in the areas we are targeting.

INTELLECTUAL PROPERTY RIGHTS

     Our intellectual property strategy is to identify key intellectual property developed by us in order to protect it in a timely and effective manner. In addition, we seek to use and assert such intellectual property to our competitive advantage. Our goal is to be first to market with superior technology and to sustain a long-term competitive edge in the market. We rely on a combination of patents, trade secrets, trademarks, copyrights and contracts to protect our proprietary technology.

     We use patents as the primary means of protecting our technological advances and innovations, such as our proprietary hydrogen generators, fuel cell designs, components, materials, operating techniques and systems and, therefore, the protection of our patents is critical to our business. We have adopted a proactive approach to identifying patentable inventions and securing patent protection through the timely filing and aggressive prosecution of patent applications. Patent applications are filed in various jurisdictions internation-ally, which are carefully chosen based on the likely value and enforceability of intellectual property rights in those jurisdictions.

     We own two U.S. and two non-U.S. patents, which cover a wide variety of devices, systems, uses and applications for various boron chemistries. We have filed an additional six U.S. and 21 non-U.S. patent applications. We have also filed one U.S. trademark application. Our earliest patent expires in 2015 and the most recently filed applications, if issued, will not expire until 2020.

     Our intellectual property program includes a strong competitor-monitoring element. We actively monitor the patent position, technical developments and market activities of our competitors. We expect activities relating to assertion and enforcement of our intellectual property rights to increase as the market develops.

RESEARCH AND DEVELOPMENT

     Our research team focuses on improving our sodium borohydride characteristics for use as a hydrogen source as well as in direct fuel cell technology by working to optimize materials and processes. In order to most effectively achieve these plans, our facility in Eatontown, New Jersey houses sophisticated research and development equipment.

     We have developed relationships with governmental agencies, including the State of New Jersey Commission on Science and Technology. Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from that agency. These funds were used to partially fund costs directly related to development of our fuel cell technology. In addition, we have worked together with the New Jersey Department of Transportation to develop prototype highway signs, which are powered by third party fuel cells. Our Hydrogen on Demand(TM) system provided the hydrogen for these fuel cells.

HYDROGEN GENERATION

     As a generator of hydrogen, an aqueous solution of sodium borohydride is passed over a catalyst via a pump. The catalyst is typically a non-volatile, metallic chemical element such as ruthenium and/or cobalt. Once in contact with the catalyst, the sodium borohydride reacts to form hydrogen gas, which can be used immediately or stored in a tank. The byproduct formed in this process is borax.

     We have filed a patent application for the primary production and regeneration of sodium borohydride. We believe that this new process will lower the cost of sodium borohydride by reducing or eliminating some of the costly raw materials that are required today. We are currently performing laboratory work and will be constructing a process demonstration unit in 2001 to validate our process technology.

COMMERCIALIZATION PROCESS

     In the near-term, we do not anticipate manufacturing on a large-scale. Our initial focus is in the portable power and automotive areas, and is based on our belief that we can validate our technology. Once this is accomplished, we will seek partnerships with fuel cell companies and others in the portable power market and with automotive OEMs. Our business focus will be on licensing our hydrogen generation technology with vehicle manufacturers, utilities and other companies requiring fuel cell technologies. Over the next several years, our current plans for commercialization are as follows:

     - Commercial Testing and Licensing for Hydrogen Generation Systems. We intend to seek additional relationships, such as our agreements with DaimlerChrysler and Ballard, to test our system in vehicle and other fuel cell applications. We believe that the successful completion of demonstration units will provide us with the opportunity to develop stronger relationships with OEMs and enter into licensing arrangements.

     - Regeneration of Sodium Borohydride from Sodium Borate. We believe we can develop a small-scale demonstration unit for regenerating sodium borohydride. This feature is significant in that the overall cost of the sodium borohydride system, whether for vehicles or portable power, will be significantly decreased. Development of the infrastructure for large-scale production of sodium borohydride would follow.

     - Research, Development and Engineering. This is a current aspect of our business, and we will continue to pursue the research and development of sodium borohydride for the foreseeable future as a source of hydrogen, for use directly in fuel cells and for other potential markets that may develop in the near future.

COMPETITION

     Our core competitive advantage is that our technology solves two critical problems related to the use of hydrogen as a fuel: generation and storage. Our Hydrogen on Demand(TM) system stores the energy of hydrogen in the chemical, as a dry powder or an inert, non-flammable liquid. Hydrogen is released only when it is needed, and because it is consumed on demand, no storage technology is required. We believe that this is a considerable advantage when compared to other means of generating and storing hydrogen.

     For example, fossil fuel reformers produce hydrogen from methane, gasoline, natural gas or other fossil fuels. As compared to Hydrogen on Demand(TM), this technology results in a lower purity hydrogen and creates polluting emissions from the carbon, sulfur and nitrogen compounds inherent in the fossil fuel. Additionally, hydrogen from reformers contains carbon monoxide, which if not removed, will poison fuel cells. Reformers have high system complexity and correspondingly high capital costs. Finally, hydrogen generated from fossil fuels must still be stored, either compressed in cylinders or liquefied and stored as a cryogenic liquid. Both of these storage mechanisms have limited consumer appeal, particularly for transportation and residential power applications.

     Metal hydrides are another option for storing the energy produced by hydrogen. However, metal hydride systems still require a source of hydrogen gas. Electrolysis is also used to generate hydrogen from water, but provides no means of storing it. These systems also consume electricity in the process, with a low conversion efficiency and are designed only for stationary use.

     The application of boron chemistry to the production of batteries is another area of competitive advantage. Based on our internal laboratory tests, we believe that batteries designed using our technology will last far longer than any commercially existing battery technology -- opening the door for manufacturers of electronic devices to design greater functionality, without the constraints of today's battery life.

RAW MATERIALS

     Sodium borohydride is manufactured from a base material called borax. There is a significant global supply of borax, and the United States is among the largest holders of borax reserves in the world. Borax is most commonly found in dried lake or sea beds, and it is mined at the surface using drag lines, whereby buckets are continuously dragged across the ground scraping borax from the surface. Currently, a few manufacturers make sodium borohydride as a specialty chemical. We signed a letter of intent in December 2000 with the world's largest specialty manufacturer, Rohm and Haas Company, to explore the joint development of a lower cost process to manufacture and recycle sodium borohydride. Despite the great quantities of reserves and current annual production of borax, there are few commercial applications that require sodium borohydride today. The most common application for sodium borohydride is for use as a bleaching agent in the paper industry. Up until now, the relatively limited commercial uses of sodium borohydride have allowed manufacturing to continue using technology from the early 1900's.

     Inasmuch as we intend to focus primarily on research and development, and not on large scale manufacturing, we do not believe that our costs to comply with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on our capital expenditures, earnings or competitive position.

HUMAN RESOURCES

     As of March 1, 2001, we had a total staff of 38 employees, including 36 full-time employees, of which 28 are scientists, engineers and other professionals. We plan to increase our staff to over 90 employees by the end of the fiscal year.

ITEM 2.  PROPERTIES.

     Our principal offices are located at 1 Industrial Way West, Eatontown, New Jersey 07724, currently occupying 9,700 square feet. We are currently negotiating to amend our lease agreement to provide for the expansion of our principal offices to 32,500 square feet in adjacent facilities comprised of additional laboratories and offices. We expect to finalize negotiations and enter into an amended lease agreement by April 2001 and plan to occupy the additional area beginning September 2001. We will need to purchase equipment and furnishings for the additional space and to construct a process demonstration unit to produce sodium borohydride.

     We expect that our amended lease will expire in 2008, with five and three year options to renew through 2016 and will contain an option expiring in December 2001 for an additional 10,000 square feet. We believe that the current and expanded facilities will be sufficient for our operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we may be involved in litigation relating to claims arising in the normal course of business. We do not believe that any such litigation would have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended December 31, 2000, no matter was submitted to a vote of our stockholders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

MARKET PRICE AND DIVIDEND INFORMATION

  Price Range of Common Stock

     Our common stock has been quoted and traded on the NASDAQ National Market under the symbol "MCEL" since August 9, 2000. The following table sets forth the high and low closing sale prices for our common stock as reported by NASDAQ.

                                                              COMMON STOCK PRICE
                                                              -------------------
                                                               HIGH         LOW
                                                              -------      ------
FISCAL YEAR ENDING DECEMBER 31, 2000
Third quarter (from August 9, 2000).........................  $24.00       $7.56
Fourth quarter..............................................  $23.19       $7.75

     As of December 31, 2000, there were approximately 74 holders of record of our common stock. The closing sale price of our common stock on March 1, 2001 was $8.41 per share.

  Dividend Policy

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

     Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected historical financial data for the twelve months ended December 31, 2000 and December 31, 1999 (year of inception). Our selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Form 10-K.

                                                                      PERIOD FROM
                                                TWELVE MONTHS       JANUARY 1, 1999      CUMULATIVE
                                                    ENDED           (INCEPTION) TO      AMOUNTS FROM
                                              DECEMBER 31, 2000    DECEMBER 31, 1999     INCEPTION
                                              -----------------    -----------------    ------------
STATEMENT OF OPERATIONS DATA
General and administrative (includes
  non-cash charges of $10,785,381 for the
  year ended December 31, 2000).............    $ 13,958,774          $   164,953       $ 14,123,727
Depreciation and amortization...............         256,820               57,007            313,827
Research and development....................       2,131,684              820,128          2,951,812
                                                ------------          -----------       ------------
Total operating expenses....................      16,347,278            1,042,088         17,389,366
                                                ------------          -----------       ------------
Loss from operations........................     (16,347,278)          (1,042,088)       (17,389,366)
Interest income, net........................         678,194               10,811            689,005
                                                ------------          -----------       ------------
Net loss....................................     (15,669,084)          (1,031,277)       (16,700,361)
Preferred stock amortization................       2,150,881                   --          2,150,881
                                                ------------          -----------       ------------
Net loss applicable to common
  stockholders..............................    $(17,819,965)         $(1,031,277)      $(18,851,242)
                                                ============          ===========       ============
Loss per share -- basic and diluted.........    $       (.69)         $      (.04)      $       (.71)
                                                ============          ===========       ============

                                                DECEMBER 31,         DECEMBER 31,
                                                    2000                 1999
                                              -----------------    -----------------
BALANCE SHEET DATA
Total assets................................    $ 31,396,245          $   746,477

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K.

GENERAL

     We were formed as a Delaware limited liability company on December 17, 1998, and organized and began operations on January 1, 1999 (inception date). We were converted into a Delaware corporation on April 25, 2000 when all of the outstanding equity interests of the limited liability company were converted into shares of common stock of the corporation. Unless otherwise indicated, all information that we present in this Form 10-K for any date or period gives effect to the conversion as if it had occurred on that date or as of the beginning of that period and all references to common stock for periods before the conversion mean our issued and outstanding membership interests.

OVERVIEW

     In December 1998, we acquired rights to exploit the sodium borohydride technology patented by Steven Amendola, our chief scientific advisor. Our initial business plan was to conduct research and development on sodium borohydride with the purpose of developing an alternative energy system to gasoline for use in automobile engines. In the course of investigating the use of our energy system, we focused initially on the development of a sodium borohydride fuel cell for potential commercial application. As our research progressed, we realized that sodium borohydride not only had the potential to produce a better fuel cell than currently exists, but that sodium borohydride can also be used to generate hydrogen. Further research indicated that our proprietary system could also be used to make longer lasting disposable batteries. In May 2000, we and Mr. Amendola terminated our licensing agreement and we acquired ownership of the existing and future patent rights relating to the sodium borohydride technology.

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

     We incurred operating losses in 2000 and 1999 of $16,347,278 and $1,042,088, respectively, and we had a net loss applicable to common stockholders of $17,819,965 and $1,031,277, respectively. As of December 31, 2000 and 1999, we had an accumulated deficit of $18,851,242 and $1,031,277, respectively. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:

                                                    NET LOSS            NON-CASH
                                                   EXCLUDING           CHARGES AND       ACCUMULATED
                                                NON-CASH CHARGES   PREFERRED DIVIDENDS     DEFICIT
                                                ----------------   -------------------   ------------
Period from January 1, 1999 (Inception)
  to June 30, 2000............................    $(2,237,759)        $ (1,424,757)      $ (3,662,516)
Period from July 1, 2000 to December 31,
  2000*.......................................     (3,677,221)         (11,511,505)       (15,188,726)
                                                  -----------         ------------       ------------
Cumulative amount from inception..............    $(5,914,980)        $(12,936,262)      $(18,851,242)
                                                  ===========         ============       ============

---------------
* Our initial public offering was completed on August 9, 2000.

     Of the $5.9 million net loss excluding non-cash charges presented above, $2.1 million was attributable to the fourth quarter of 2000. Our losses have resulted primarily from costs associated with research and development activities as well as non-cash amortization related to preferred stock and non-cash charges related to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing we expect to incur additional operating losses for the foreseeable future.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2000 VERSUS 1999

     Total Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

     General and Administrative Expenses. General and administrative expenses were $13,958,774 for the year ended December 31, 2000 compared to $164,953 in 1999, an increase of $13,793,821. The increase in general and administrative expenses includes a non-cash compensation charge of $5,840,780 for the grant of company stock options to employees and board members below market, the fair value of options issued to non-employees of $2,875,631 and $2,068,970 for the issuance of common stock in connection with the termination of the royalty agreement.

     Depreciation and Amortization. Depreciation and amortization was $256,820 for the year ended December 31, 2000 compared to $57,007 in 1999, an increase of $199,813. This increase in depreciation and amortization is related to the addition of certain laboratory equipment. We expect depreciation and amortization to continue to increase as we purchase additional property and equipment to support our expansion plans.

     Research and Development Expenses. Research and development expenses were $2,131,684 for the year ended December 31, 2000 compared to $820,128 in 1999, an increase of $1,311,556. The increase is primarily attributable to increased staffing required to further the development of our technology.

     Interest Income/(Expense). Net interest income was $678,194 for the year ended December 31, 2000 compared to $10,811 in 1999, an increase of $667,383. The change in net interest income is primarily the result of higher interest income related to a larger average cash balance resulting from the proceeds of the initial public offering in August 2000.

     Preferred Stock Amortization. Preferred stock amortization of $2,150,881 for the year ended December 31, 2000 represents a non-cash charge to the common stockholders in connection with the May 2000 issuance of the preferred stock at less than the initial public offering price, which was converted into common stock in August 2000.

  PERIOD FROM JANUARY 1, 1999 TO DECEMBER 31, 1999

     Total Revenues. There were no revenues related to the sale or license of our technology.

     General and Administrative Expenses. General and administrative expenses were $164,953 in 1999 and reflect increased lease costs in our current office location that we moved into in January 1999. In addition, there were increases in staffing necessary to manage and support our growth.

     Depreciation and Amortization. Depreciation and amortization was $57,007 in 1999 and related to depreciation of certain laboratory equipment and the amortization of intangible assets.

     Research and Development Expenses. Research and development expenses were $820,128 in 1999 and were primarily attributable to increased staffing required to further the development of our technology.

     Interest Income. Interest income was $10,811 in 1999 relating to interest earned on the capital we received in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since our organization effective January 1, 1999, we have primarily financed our operations through our initial public offering in August 2000 and private placements of equity securities. In 1999, we issued

$1,250,000 of membership interests in Millennium Cell LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million.

     In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between us and Ballard. Under certain circumstances, a portion of this advance may be refundable to Ballard. In addition, we have granted Ballard a warrant to purchase up to 400,000 shares of our common stock. Upon completion of product development, these warrants will be recorded at fair value with the related charge to research and development expense over the estimated life of the royalty agreement.

     As of December 31, 2000, we had $30.1 million in cash and cash equivalents. Cash used in operations totaled $1,525,538 and $953,363 in 2000 and 1999, respectively, and related to funding our net operating losses, partially offset by the advance for prospective royalties discussed above.

     Investing activities used cash of $701,659 and $448,094 in 2000 and 1999, respectively. Investing activities consisted primarily of purchases of laboratory equipment and accessories necessary for the continuation of our research and development activities and additional patent registration costs. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property, plant and equipment to support our expansion plans. We continue to register and pursue patents on our technology.

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

     In December 2000, we were granted a tax abatement rebate by the State of New Jersey as a business incentive. Under the abatement, the State of New Jersey will reimburse us for a portion of the state income taxes paid by up to a maximum of 50 new employees hired after December 2000. This incentive may provide rebates of up to $200,000 per year for ten years.

     We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to satisfy anticipated cash needs of our operations into 2003. It is possible, however, that we may seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

DISCLOSURE ABOUT MARKET RISK

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

     Our systems' ability to produce energy depends on the availability of sodium borohydride, which has a limited commercial use and is not manufactured in vast quantities. There are currently only two major manufacturers of sodium borohydride and there can be no assurance that the high cost of this specialty chemical will be reduced. Once we commence full operations in the future, we may need to enter into long-term supply contracts to protect against price increases of sodium borohydride. There can be no assurance that we will be able to enter into these agreements to protect against price increases.

FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this document that are subject to risks and uncertainties. Without limitation, these forward-looking statements include statements:

     - regarding new products we may introduce in the future;

     - about our business strategy and plans;

     - about the adequacy of our working capital and other financial resources; and

     - that are not of an historical nature.

     When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should note that forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the statements made. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Other discussions regarding forward-looking statements and risk factors can be found in our registration statement on Form S-1 declared effective by the Securities and Exchange Commission on January 12, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements and Financial Statement Schedule in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors are listed below.

NAME                                AGE                            POSITION
----                                ---                            --------
G. Chris Andersen.................  62     Chairman of the Board of Directors
Stephen S. Tang...................  40     President, Chief Executive Officer and Director
Steven C. Amendola................  46     Vice President -- Chief Scientific Advisor and Director
Adam P. Briggs....................  39     Vice President -- Business Development and Portable Power
Terry M. Copeland.................  49     Vice President -- Product Development
Curtis C. Cornell.................  54     Vice President -- Business Development and Supply Chain
Norman R. Harpster, Jr............  49     Vice President -- Finance and Administration; Chief
                                           Financial Officer; Corporate Secretary
Rex E. Luzader....................  52     Vice President -- Business Development and Transportation
Katherine M. McHale...............  45     Vice President -- Marketing and Communications
Kenneth R. Baker..................  53     Director
William H. Fike...................  64     Director
Alexander MacLachlan..............  68     Director
Zoltan Merszei....................  78     Director
H. David Ramm.....................  49     Director
James L. Rawlings.................  56     Director

     G. CHRIS ANDERSEN has served as the chairman of our board of directors since April 2000. Mr. Andersen is currently a general partner of Andersen, Weinroth & Co., a merchant banking firm. From 1990 to 1995, Mr. Andersen was vice chairman and head of international investment banking at PaineWebber Incorporated. Previously, Mr. Andersen was a managing director for 15 years at Drexel Burnham Lambert, Incorporated and a member of its board of directors. He is currently a director of Terex Corporation, Headway Corporate Resources Inc., and GP Strategies Corporation.

     STEPHEN S. TANG, PH.D. has served as our president and chief executive officer and a member of our board of directors since May 2000. From January 1996 to June 2000, Dr. Tang was vice president and global leader of the pharmaceutical and health care industry practice for the management consultancy A.T. Kearney, Inc., a wholly owned subsidiary of Electronic Data Systems, Inc., where he directed global business development and marketing. Dr. Tang previously served as co-leader of the global chemical and environmental practice for the management consulting firm, Gemini Consulting, Inc., a wholly owned subsidiary of Cap Gemini. Prior to that, he was the president and founder of Tangent Technologies, a technical consulting firm to chemical, pharmaceutical and biotechnology companies, and senior research engineer and assistant director of Lehigh University's Center of Molecular Bioscience and Biotechnology. Dr. Tang received his B.S. in chemistry from the College of William and Mary, an M.S. and Ph.D. in chemical engineering from Lehigh University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

     STEVEN C. AMENDOLA has served in various technical positions with the company since its inception in December 1998, and currently serves as the company's vice president and chief scientific advisor. Mr. Amendola has been issued more than 20 patents in the petroleum processing, pollution control and energy recovery areas, including our patent to produce hydrogen and electricity. From May 1997 to December 1998, Mr. Amendola served as vice president of National Patent Development Corporation (now known as GP Strategies Corporation), where he headed their research and development effort of sodium borohydride. From September 1996 to April 1997, Mr. Amendola served as vice president of research and development for Nextcell Inc., where he supervised and researched new battery chemistry. From February 1995 to September 1996, he was involved in process development chemistry at RFE Industries Inc. Mr. Amendola completed graduate courses in chemistry at Ohio State University, where he developed new, high-energy explosives under a grant from the U.S. Army. Mr. Amendola holds a B.S. in chemistry from The Kings College in New York.

     ADAM P. BRIGGS has served as our vice president of business development and portable power since February 2001. Mr. Briggs was employed at Duracell from 1984 to 2001, where he was most recently Vice President -- Strategic OEM (Original Equipment Manufacturer) Sales and Consulting Group in the Global Business Management Group. Prior positions include Director of Global Strategic Account Management; Program Director -- Alkaline; Director of OEM Sales and Marketing -- Asia; Leader, Design Win Management Team -- Far East and OEM Marketing Director -- Far East. Mr. Briggs received his B.A. in physics from Bowdoin College.

     TERRY M. COPELAND, PH.D. has served as our vice president of product development since November 2000. From 1998 to 2000, Dr. Copeland was Director of Product Development at Duracell, and from 1995 to 1998 Plant Manager at two of Duracell's largest major manufacturing facilities. Dr. Copeland also served as Director of Engineering at Duracell from 1992 to 1995. Prior to working at Duracell, Dr. Copeland was with E.I. DuPont de Nemours & Co. for 14 years, were he worked in a wide variety of management positions. Dr. Copeland received his B.S. in chemical engineering from the University of Delaware and a Ph.D. in chemical engineering from the Massachusetts Institute of Technology.

     CURTIS C. CORNELL has served as our vice president of business development and supply chain since October 2000. From 1976 to 2000, Mr. Cornell was employed by Air Products and Chemicals, Inc. where he held numerous management positions, including Director, Corporate Real Estate and Property Management, Director, Corporate Purchasing, and General Manager of Gardner Cryogenics. Mr. Cornell received his B.S. in electrical engineering from Grove City College and his M.B.A. from Lehigh University.

     NORMAN R. HARPSTER, JR. has served as our and vice president of administration and finance, chief financial officer and corporate secretary since October 2000. From 1975 to 2000, Mr. Harpster held numerous financial positions at Air Products and Chemicals, Inc., including from 1999 to 2000 Vice President, Global Business Services; from 1994 to 1999 Vice President, Controller -- Gases & Equipment Group; from 1991 to 1994 Controller, Europe and 1986 to 1991 Controller -- Energy Systems and Environmental Group. Mr. Harpster received his B.A. in economics from Lafayette College and an M.B.A. from the Darden School of Business at the University of Virginia.

     REX E. LUZADER has served as our vice president of business development and transportation since November 2000. Mr. Luzader was the Vice President Original Equipment Sales and Engineering and Corporate Strategy for Exide Corporation from 1998 to 1999. From 1988 to 1998, Mr. Luzader also held a number of Vice Presidential positions at Exide Corporation including sales to the transportation industry, product engineering, process and equipment engineering, research and development and quality control. Mr. Luzader received his B.S. in mechanical engineering from Kettering University. From 1988 to 1999 he also served as a member of the broad of directors of Great Valley Bank in Reading.

     KATHERINE M. MCHALE has served as our vice president of marketing and communications since January 2001. From 1985 to 2000, Ms. McHale was an independent marketing and public affairs consultant for a wide range of clients in corporate, industrial, non-profit and institutional settings. Prior to 1985, Ms. McHale was Senior Producer, then Manager, of the Audio Visual Department of Air Products and Chemicals, Inc., and an instructor at Kutztown University. In 1991, she was elected to the Pennsylvania House of Representatives. Ms. McHale received her B.A. in communicative arts from Whitworth College and an M.S. in telecommunications from Kutztown University.

     KENNETH R. BAKER has served on our board of directors since July 2000. Mr. Baker has served as president, chief executive officer and a member of the board of trustees of the Environmental Research Institute of Michigan since November 1999. From 1969 to 1999, Mr. Baker served in various executive positions with General Motors Corporation, including vice president and general manager of the GM Distributed Energy Business Unit, vice president and general manager of GM Research and Development and program manager of GM Electric Vehicles. Following his retirement in February 1999, Mr. Baker served as vice chairman and chief operating officer of Energy Conversion Devices, Inc. Mr. Baker currently serves as director of AeroVironment, Inc.

     WILLIAM H. FIKE has served on our board of directors since May 2000. Mr. Fike retired as the vice-chairman and executive vice president of Magna International, Inc., an automotive parts manufacturer based in Ontario, Canada, in February 1999. Prior to joining Magna in 1994, Mr. Fike was employed by Ford Motor Company from 1966 to 1994, where he served most recently as President of Ford Europe. Mr. Fike currently serves as a director of Magna and AGCO Corporation, a manufacturer of farm equipment.

     ALEXANDER MACLACHLAN, PH.D. has served on our board of directors since May 2000. He is currently chairman of the National Research Council's project to evaluate the U.S. Department of Transportation's Intelligent Vehicle Initiative. Prior to his retirement in March 1996, Dr. MacLachlan was the Deputy Under Secretary for R&D Management at the U.S. Department of Energy and held various other positions in the Department of Energy. Prior to his employment at the Department of Energy, Dr. MacLachlan was employed by DuPont for 36 years, where he was Senior Vice President for Research and Development and Chief Technical Officer from 1986 to 1993, and a member of DuPont's Operating Group from 1990 to 1993.

     ZOLTAN MERSZEI has served on our board of directors since May 2000. Mr. Merszei retired as the president, chairman and chief executive officer of The Dow Chemical Company in March 1980. From August 1974 to March 1980, he served as president and chief executive officer of Dow Chemical Europe. From May 1980 to May 1988, Mr. Merszei served in various executive positions with Occidental Petroleum Corporation, including chairman and chief executive officer of Occidental Chemical, chairman of Occidental Research and president and chief executive officer, and subsequently, vice chairman of the board of directors of Occidental Petroleum. Mr. Merszei currently serves as a director of The Budd Company, Dole Food Company Inc., Thyssen Industrie AG (Germany) and Thyssen Henschel America.

     H. DAVID RAMM has served on our board of directors since June 2000. Mr. Ramm has served as president, chief executive officer and a director of Integrated Electrical Services since April 2000. From 1997 to March 2000, he was employed by Enron, most recently as the president of Enron Wind Corp., which is engaged in environmentally benign power generation. Prior to his employment at Enron, Mr. Ramm worked for 14 years at United Technologies Corporation, where he held several senior management positions, including chairman and chief executive officer of International Fuel Cells Corporation.

     JAMES L. RAWLINGS has served on our board of directors since April 2000. Mr. Rawlings is a partner at Andersen, Weinroth & Co. Prior to joining Andersen, Weinroth, he was a managing director, principal and member of the board of directors of Schooner Asset Management Co. LLC, an asset management firm. Before joining Schooner, he was a managing director of Robert Fleming & Co., a London based investment bank, where he was responsible for investment banking activities in North and South America. Mr. Rawlings was a managing director in the corporate finance department with Drexel Burnham Lambert, Incorporated from 1979 to 1988.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference is the information appearing under the caption "Common Stock Ownership of Principal Stockholders and Management" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Incorporated herein by reference is the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report

        Financial Statements

        The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

        Financial Statement Schedules

        None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

        14(a)(3) Exhibits

     The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  2.1+     --  Certificate of Conversion of Millennium Cell LLC to
               Millennium Cell Inc. (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
  3.1+     --  Certificate of Incorporation of Millennium Cell Inc.
               (incorporated by reference to the Registration Statement
               filed on Form S-1, Registration No. 333-37896)
  3.2+     --  By-Laws of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1,
               Registration No. 333-37896)
  3.3+     --  Certificate of Amendment to Certificate of Incorporation of
               Millennium Cell Inc. (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
  4.1+     --  Certificate of Designations, Preferences and Relative,
               Participating, Optional and Other Special Rights of
               Preferred Stock and Qualifications, Limitations and
               Restrictions of Series A Convertible Preferred Stock of
               Millennium Cell Inc. (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
  4.2+     --  Specimen stock certificate representing the Registrant's
               Common Stock (incorporated by reference to the Registration
               Statement filed on Form S-1, Registration No. 333-37896)
 10.1+     --  Agreement for Recoverable Grant Award, dated as of April
               1999, by and between State of New Jersey Commission on
               Science and Technology and Millennium Cell LLC (incorporated by reference to the Registration Statement filed on Form
               S-1, Registration No. 333-37896)
 10.2+     --  Amended and Restated Agreement, dated as of August 1, 2000, by and among Millennium Cell Inc., GP Strategies Corporation and Steven Amendola (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
 10.3+     --  Assignment, dated as of May 24, 2000, by Steven Amendola in favor of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration
               No. 333-37896)
 10.4+     --  Employment Agreement, dated as of May 16, 2000, by and between Stephen S. Tang and Millennium Cell
               Inc.(incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)
 10.5+     --  Employment Agreement, dated as of August 2, 2000, by and between Steven C. Amendola and Millennium Cell Inc.
               (incorporated by reference to the Registration Statement
               filed on Form S-1, Registration No. 333-37896)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.6+     --  Amended and Restated Millennium Cell Inc. 2000 Stock Option
               Plan (incorporated by reference to the Registration
               Statement filed on Form S-1, Registration No. 333-37896)
 10.7+     --  Proprietary Rights Agreement, effective as of May 1, 2000, between DaimlerChrysler Corporation and Millennium Cell Inc.
               (incorporated by reference to the Registration Statement
               filed on Form S-1, Registration No. 333-37896)
 10.8+     --  Assignment and Assumption of License Agreement, dated as of
               December 17, 1998, by and between GP Strategies Corporation and Millennium Cell LLC (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
 10.9+     --  Employment Agreement, dated as of September 6, 2000, by and between Millennium Cell Inc. and Norman R. Harpster, Jr.
               (incorporated by reference to the Quarterly Report filed on
               November 1, 2000 on Form 10-Q)
 23.1      --  Consent of Ernst & Young
 99.1+     --  License Agreement, dated July 31, 1997, by and between
               Steven C. Amendola and National Patent Development
               Corporation (incorporated by reference to the Registration
               Statement filed on Form S-1, Registration No. 333-37896)

---------------
+ Previously filed.

     The Company will furnish, without charge, to a security holder upon request a copy of the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.

     (b) Reports on Form 8-K

        There have been no reports filed under Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILLENNIUM CELL INC.

                                          By: /s/ NORMAN R. HARPSTER, JR.
                                            ------------------------------------
                                            Norman R. Harpster, Jr.
                                            Vice President -- Finance and
                                              Administration
                                            and Chief Financial Officer

Date: March 21, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                /s/ STEPHEN S. TANG                  Chief Executive Officer,           March 21, 2001
---------------------------------------------------  President
                  Stephen S. Tang                    and Director

            /s/ NORMAN R. HARPSTER, JR.              Chief Financial Officer            March 21, 2001
---------------------------------------------------
              Norman R. Harpster, Jr.

                /s/ JOHN D. GIOLLI                   Controller                         March 21, 2001
---------------------------------------------------
                  John D. Giolli

              /s/ STEVEN C. AMENDOLA                 Director                           March 21, 2001
---------------------------------------------------
                Steven C. Amendola

               /s/ G. CHRIS ANDERSEN                 Director                           March 21, 2001
---------------------------------------------------
                 G. Chris Andersen

               /s/ KENNETH R. BAKER                  Director                           March 21, 2001
---------------------------------------------------
                 Kenneth R. Baker

                /s/ WILLIAM H. FIKE                  Director                           March 21, 2001
---------------------------------------------------
                  William H. Fike

             /s/ ALEXANDER MACLACHLAN                Director                           March 21, 2001
---------------------------------------------------
               Alexander MacLachlan

                /s/ ZOLTAN MERSZEI                   Director                           March 21, 2001
---------------------------------------------------
                  Zoltan Merszei

                 /s/ H. DAVID RAMM                   Director                           March 21, 2001
---------------------------------------------------
                   H. David Ramm

               /s/ JAMES L. RAWLINGS                 Director                           March 21, 2001
---------------------------------------------------
                 James L. Rawlings

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Balance Sheet as of December 31, 2000 and 1999..............  F-3
Statement of Operations for the twelve months ended December
  31, 2000 and 1999.........................................  F-4
Statement of Stockholders' Equity for the period from
  January 1, 1999 to December 31, 2000......................  F-5
Statement of Cash Flows for the twelve months ended December
  31, 2000 and 1999.........................................  F-6
Notes to Financial Statements...............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Millennium Cell Inc.

     We have audited the accompanying balance sheets of Millennium Cell Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the period from January 1, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Cell Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the period from January 1, 1999 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 20, 2001

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 30,098,701    $    42,165
  Prepaid expenses..........................................       188,874             --
                                                              ------------    -----------
Total current assets........................................    30,287,575         42,165
Property and equipment, net.................................       645,852        386,587
Patents and licenses, net...................................       440,074        254,500
Other assets................................................        22,744         63,225
                                                              ------------    -----------
                                                              $ 31,396,245    $   746,477
                                                              ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     11,435    $    41,700
  Accrued bonuses...........................................       248,010             --
  Accrued expenses..........................................       674,437         12,432
  Due to affiliate..........................................            --         30,000
  Note payable to affiliate.................................            --        250,000
  Deferred royalty income...................................     2,399,988             --
                                                              ------------    -----------
Total current liabilities...................................     3,333,870        334,132

Refundable grant obligation.................................       227,522        193,622

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 authorized
     shares, none issued and outstanding....................            --             --
  Common stock, $.001 par value; authorized 40,000,000
     shares and 27,167,981 and 23,679,714 shares issued and
     outstanding as of December 31, 2000 and 1999,
     respectively...........................................        27,168         23,680
  Additional paid-in capital................................    46,658,927      1,226,320
  Deficit accumulated during development stage..............   (18,851,242)    (1,031,277)
                                                              ------------    -----------
Total stockholders' equity..................................    27,834,853        218,723
                                                              ------------    -----------
                                                              $ 31,396,245    $   746,477
                                                              ============    ===========

                            See accompanying notes.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                                                                      PERIOD FROM
                                                   TWELVE MONTHS    JANUARY 1, 1999
                                                       ENDED        (INCEPTION) TO      CUMULATIVE
                                                   DECEMBER 31,      DECEMBER 31,      AMOUNTS FROM
                                                       2000              1999           INCEPTION
                                                   -------------    ---------------    ------------
General and administrative (includes non-cash
  charges of $10,785,381 for the year ended
  December 31, 2000).............................  $ 13,958,774       $   164,953      $ 14,123,727
Depreciation and amortization....................       256,820            57,007           313,827
Research and development.........................     2,131,684           820,128         2,951,812
                                                   ------------       -----------      ------------
Total operating expenses.........................    16,347,278         1,042,088        17,389,366
                                                   ------------       -----------      ------------
Loss from operations.............................   (16,347,278)       (1,042,088)      (17,389,366)
Interest income, net.............................       678,194            10,811           689,005
                                                   ------------       -----------      ------------
Net loss.........................................   (15,669,084)       (1,031,277)      (16,700,361)
Preferred stock amortization.....................     2,150,881                --         2,150,881
                                                   ------------       -----------      ------------
Net loss applicable to common stockholders.......  $(17,819,965)      $(1,031,277)     $(18,851,242)
                                                   ============       ===========      ============
Loss per share -- basic and diluted..............  $       (.69)      $      (.04)     $       (.77)
                                                   ------------       -----------      ------------
Weighted -- average number of shares
  outstanding....................................    25,787,672        23,679,714        24,382,174
                                                   ============       ===========      ============

                            See accompanying notes.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK           PREFERRED STOCK       ADDITIONAL                       TOTAL
                               --------------------   -----------------------     PAID-IN     ACCUMULATED    STOCKHOLDER'S
                                 SHARES     AMOUNT      SHARES       AMOUNT       CAPITAL       DEFICIT         EQUITY
                               ----------   -------   ----------   ----------   -----------   ------------   -------------
January 1, 1999
  (inception)................          --   $    --   $       --   $       --   $        --   $         --   $         --
  Issuance of common stock...  17,494,392    17,494           --           --     1,232,506             --      1,250,000
  Issuance of common stock to
    GPS in exchange for
    assets...................   6,185,322     6,186           --           --        (6,186)            --             --
  Net loss...................          --        --           --           --            --     (1,031,277)    (1,031,277)
                               ----------   -------   ----------   ----------   -----------   ------------   ------------
Balance at December 31,
  1999.......................  23,679,714    23,680           --           --     1,226,320     (1,031,277)       218,723
  Capital contribution.......          --        --           --           --       500,000             --        500,000
  Redemption of common stock
    held by GPS and
    termination of royalty
    agreement................    (623,401)     (623)          --           --     2,068,763             --      2,068,140
  Issuance of preferred
    stock....................          --        --      759,368    2,146,446            --             --      2,146,446
  Conversion of preferred
    stock to common stock....     759,368       759     (759,368)  (2,146,446)    2,145,687             --             --
  Amortization of preferred
    stock....................          --        --           --           --     2,150,881     (2,150,881)            --
  Issuance of common stock
    from initial public
    offering.................   3,352,300     3,352           --           --    29,850,865             --     29,854,217
  Non-cash compensation
    charges for issuance of
    stock options............          --        --           --           --     8,716,411             --      8,716,411
  Net loss...................          --        --           --           --            --    (15,669,084)   (15,669,084)
                               ----------   -------   ----------   ----------   -----------   ------------   ------------
Balance at December 31,
  2000.......................  27,167,981   $27,168   $       --   $       --   $46,658,927   $(18,851,242)  $ 27,834,853
                               ==========   =======   ==========   ==========   ===========   ============   ============

                            See accompanying notes.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                      PERIOD FROM
                                                   TWELVE MONTHS    JANUARY 1, 1999
                                                       ENDED        (INCEPTION) TO      CUMULATIVE
                                                   DECEMBER 31,      DECEMBER 31,      AMOUNTS FROM
                                                       2000              1999           INCEPTION
                                                   -------------    ---------------    ------------
OPERATING ACTIVITIES
Net loss.........................................  $(15,669,084)      $(1,031,277)     $(16,700,361)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization....................       256,820            57,007           313,827
Non-cash charges.................................    10,785,381                --        10,785,381
Changes in operating assets and liabilities:
Prepaid expenses and other assets................      (148,393)          (63,225)         (211,618)
Accounts payable and accrued expenses............       879,750            54,132           933,882
Due to affiliate.................................       (30,000)           30,000                --
Deferred royalty income..........................     2,399,988                --         2,399,988
                                                   ------------       -----------      ------------
Net cash used in operating activities............    (1,525,538)         (953,363)       (2,478,901)
INVESTING ACTIVITIES
Purchase of property and equipment...............      (493,568)         (330,091)         (823,659)
Patent registration costs........................      (208,091)         (118,003)         (326,094)
                                                   ------------       -----------      ------------
Net cash used in investing activities............      (701,659)         (448,094)       (1,149,753)
FINANCING ACTIVITIES
Proceeds from sale of common stock...............    33,523,000         1,250,000        34,773,000
Underwriting and other expenses of initial public
  offering.......................................    (3,669,613)               --        (3,669,613)
Proceeds from capital contribution...............       500,000                --           500,000
Payment of note payable..........................      (250,000)               --          (250,000)
Proceeds from grant..............................        33,900           193,622           227,522
Proceeds from sale of preferred stock............     2,146,446                --         2,146,446
                                                   ------------       -----------      ------------
Net cash provided by financing activities........    32,283,733         1,443,622        33,727,355
                                                   ------------       -----------      ------------
Net increase in cash and cash equivalents........    30,056,536            42,165        30,098,701
Cash and cash equivalents, at inception..........        42,165                --                --
                                                   ------------       -----------      ------------
Cash and cash equivalents, end of period.........  $ 30,098,701       $    42,165      $ 30,098,701
                                                   ============       ===========      ============

NON-CASH TRANSACTIONS

     In January 1999, the Company received licenses and equipment from GP Strategies ("GPS") in exchange for a note payable to GPS for $250,000.

                            See accompanying notes.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     Millennium Cell Inc. (the "Company"), which was formed to acquire substantially all of the assets of the Battery Technology Group of GP Strategies Corporation ("GPS"), was incorporated on December 17, 1998 and organized on January 1, 1999 (inception), with an initial cash capital contribution of $1.25 million of which GPS contributed $50,000.

     The Company is a development stage company, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company was formed based on an invented, patented and developed proprietary chemical process ("Invention") that generates hydrogen and electricity from safe, environmentally friendly raw materials. The Company's core capability is in the design of a sodium borohydride process which can generate hydrogen as a high-energy fuel for the transportation and fuel cell markets. The Company has also designed and produced prototype direct fuel cells and batteries that utilize the sodium borohydride process to provide electricity for the portable and stationary power markets.

     On December 17, 1998, the Company entered into an agreement ("Agreement") with GPS pursuant to which in January 1999 substantially all of the assets of its Battery Technology Group (which consisted only of a license ("License") and equipment) were exchanged for approximately 6.2 million shares of common stock and a note payable to GPS for $250,000. The value allocated to the assets acquired was limited to the $250,000 note payable. Approximately $100,000 has been allocated to equipment (which is the basis at which it was recorded on the books of GPS) and the remaining $150,000 to the License.

     The License covers the use of the Invention to make, use and sell licensed products within the licensed territory in perpetuity.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers all highly-liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

  Other Assets

     Other assets primarily consist of deposits with certain vendors and landlords.

  Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

                                                               ESTIMATED
ASSET CLASSIFICATION                                          USEFUL LIFE
--------------------                                          -----------
Machinery and equipment.....................................    3 years
Furniture and fixtures......................................    3 years
Leasehold improvements......................................    3 years

     Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

     Repairs and maintenance are charged to expense as incurred.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Long-Lived Assets

     The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted estimated cash flows to be generated by the related assets are less than the carrying amount of those assets. To date, no impairments have occurred.

  Patents and Trademarks

     Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over their estimated useful lives of 10 to 17 years, unless the asset is determined to be impaired. Amortization of such costs begins once the patent has been issued. The Company evaluates the recoverability of its patent costs at each balance sheet date based on estimated undiscounted future cash flows.

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Stock Based Compensation

     The Company accounts for its stock options under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and complies with the disclosure requirements of FASB Statement No. 123 "Accounting for Stock Based Compensation."

  Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Basic and diluted EPS were the same for all periods presented herein.

  Income Taxes

     The Company is subject to state and federal income taxes and accounts for income taxes under the liability method. Accordingly, net deferred tax assets and an offsetting valuation allowance of $6,267,634 and $412,511 at December 31, 2000 and 1999, respectively have been recorded due to the uncertainty regarding the realization of such deferred tax assets. The significant items giving rise to the deferred income taxes were primarily tax loss and credit carryforwards and depreciation.

  Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Reclassifications

     Amounts previously reported as "Product Development and Engineering" have been reclassified and shown as "Research and Development" for all periods presented.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                2000         1999
                                                              ---------    --------
Machinery and equipment.....................................  $ 757,721    $321,211
Furniture and fixtures......................................     55,283      38,878
Leasehold improvements......................................    110,655      70,002
                                                              ---------    --------
                                                                923,659     430,091
Accumulated depreciation....................................   (277,807)    (43,504)
                                                              ---------    --------
Property and equipment, net.................................  $ 645,852    $386,587
                                                              =========    ========

NOTE 4 -- INTANGIBLE ASSETS

     Patent and license costs consist of the following at December 31:

                                                                2000        1999
                                                              --------    --------
Patent and license costs....................................  $476,094    $268,003
Accumulated amortization....................................   (36,020)    (13,503)
                                                              --------    --------
                                                              $440,074    $254,500
                                                              ========    ========

NOTE 5 -- PRODUCT DEVELOPMENT AGREEMENT

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

     - Ballard to pay the Company $2.4 million as an advance for prospective royalty's payable under the license. Under certain circumstances, a portion of this advance may be refundable to Ballard.

     - Ballard, upon successful completion of the joint development effort, has the right to purchase up to 400,000 shares of the Company's common stock, which will be recorded at its fair value on such development date.

NOTE 6 -- GRANT OBLIGATION

     In April 1999, the Company received a recoverable grant award from the State of New Jersey Commission on Science and Technology ("NJS&T"). The funds were used to partially fund costs directly related to the Borohydride Fuel Cell technology development. The recoverable grant is required to be repaid to NJS&T upon the Company generating net income in a fiscal year. The repayment obligation ranges from 1% to 5% of net income over a ten year period and shall not exceed 200% of the original grant. If at the end of the

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

tenth year the Company has not repaid at least 100% of the original grant, the Company is obligated to repay the difference between that amount and the cumulative repayments made to date. The original grant amount has been recorded as a liability. Additional liability, if any, will be recorded upon the attainment of net income in excess of the amount required to establish such additional liability.

NOTE 7 -- PAYABLE TO AFFILIATE

     In connection with the GPS Agreement, the Company entered into a 6% note payable to GPS, which is payable with interest on September 25, 2001. The Company repaid the note with proceeds of the private placement completed in the second quarter of 2000.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     The Company is currently negotiating to amend certain operating leases to provide for additional space for the Company's principal operating offices and laboratories. The amended lease will expire in 2008 and will contain options to renew for an additional 8 years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. We expect future minimum annual lease commitments including allocated taxes and maintenance under existing and amended operating leases to be as follows:

2001........................................................  $  365,000
2002........................................................     590,000
2003........................................................     590,000
2004........................................................     590,000
2005........................................................     590,000
Thereafter..................................................   1,426,000
                                                              ----------
     Total..................................................  $4,151,000
                                                              ==========

     Rent expense under the operating lease was approximately $128,435 and $23,000 for the years ended December 31, 2000 and 1999, respectively.

NOTE 9 -- CAPITAL TRANSACTIONS

     In May 2000, in exchange for approximately $2.2 million, the Company sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon completion of the Company's initial public equity offering in August 2000. As the issuance price was substantially less than the initial public offering price the Company incurred additional preferred dividends of approximately $2.2 million from the date of issuance to the initial public offering.

     Also in May 2000 (as amended in August 2000), the Company terminated a royalty agreement with GPS and Steven Amendola by issuing to them options to purchase 250,000 common shares at the initial public offering price and 206,897 shares of common stock, respectively. These agreements resulted in a non-cash charge of approximately $2.8 million.

     The Company issued 3,223,071 of options for shares of common stock primarily to employees and directors in 2000 with exercise prices ranging from $2.90-$10.00 per share. These issuances will result in non-cash charges of approximately $25.5 million over the three-year vesting period of the options (see note 10).

     In September 2000, the Company completed its initial public offering issuing 3,352,300 shares resulting in net proceeds to the Company of approximately $29.9 million.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

  2000 Stock Option Plan

     In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan. 5,500,000 shares of common stock have been reserved for issuance under the plan. The plan provides for the granting of the following types of awards: stock options, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Options issued under this plan have a life of ten years and generally vest ratably over three years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

     The following is additional information relating to options granted and outstanding under the plan as of December 31, 2000:

                                                                                              REMAINING
                                                WEIGHTED                       WEIGHTED        WEIGHTED
                                 OPTIONS        AVERAGE         OPTIONS        AVERAGE       AVERAGE LIFE
EXERCISE PRICE RANGE           OUTSTANDING   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE     (YEARS)
--------------------           -----------   --------------   -----------   --------------   ------------
$ 2.90 - $ 2.90..............   3,227,321        $ 2.90         455,178         $ 2.90           9.5
  9.50 -  10.00..............     414,650          9.99         250,000          10.00           9.7
 16.50 -  19.63..............      42,500         17.87              --             --           9.8
                                ---------        ------         -------         ------           ---
                                3,684,471        $ 3.87         705,178         $ 5.42           9.5
                                =========        ======         =======         ======           ===

     All options were granted in 2000. There were no cancellations or exercises of stock options for the year ended December 31, 2000.

     Issuances to employees and board members resulted in a non-cash charge of $5.1 million in 2000, which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $16.2 million over the three-year vesting period of certain of those options (assuming no employee turnover) as follows: 2001-$6.5 million, 2002-$6.5 million and 2003-$3.2 million.

     In 2000, the Company issued approximately 542,000 options and warrants to individuals and entities which were not employees of the Company. The fair value of these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: volatility =
 .92, contractual term = 10 years, expected option life = 0-3 years, expected rate of return = 6.25%. This calculation resulted in a non-cash charge of $2.9 million in 2000, which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $.6 million for those options which did not vest immediately over the vesting period of such options as follows: 2001-$.3 million, 2002-$.2 million and 2003-$.1 million.

  Accounting For Stock-Based Compensation

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted for the fiscal year ended December 31, 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: volatility = .92, contractual term = 10 yrs, expected option life = 0-3 yrs, expected rate of return = 6.25%.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of employee stock options granted during fiscal 2000 was $3.74 -- $16.88 per share.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for under SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:

                                 NET LOSS --     NET LOSS --     LOSS PER SHARE --    LOSS PER SHARE --
YEAR ENDED DECEMBER 31,          AS REPORTED      PRO FORMA         AS REPORTED           PRO FORMA
-----------------------          ------------    ------------    -----------------    -----------------
2000...........................  $(17,819,965)   $(18,458,948)        $(0.69)              $(0.72)
1999...........................  $ (1,031,277)   $ (1,031,277)        $(0.04)              $(0.04)

     The effects of applying SFAS No. 123 on pro forma disclosures of net loss and loss per share for fiscal 2000 are not likely to be representative of the pro forma effects on net loss and loss per share in future years for the following reasons: 1) the number of future shares to be issued under this plan is not known, 2) the assumptions used to determine the fair value can vary significantly.

  Savings Plan

     In December 2000, the Company enacted a savings plan that complies with
Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches in company stock, on a one to one basis the employee contributions up to 6% of eligible compensation. Contributions to this plan began in January 2001.

NOTE 11 -- QUARTERLY INFORMATION (UNAUDITED)

                                                         FISCAL YEAR QUARTERS
                                         -----------------------------------------------------
                                          FIRST     SECOND      THIRD      FOURTH      TOTAL
                                         -------    -------    --------    -------    --------
                                                 (IN 000'S, EXCEPT PER SHARE AMOUNTS)
Fiscal Year Ended December 31, 2000
General and administrative (excluding
  non cash charges)....................  $   114    $   352    $  1,017    $ 1,691    $  3,173
Non-cash charges.......................       --         --       8,947      1,838      10,785
Depreciation and amortization..........       25         36          99         97         257
Research and development...............      284        377         668        803       2,132
                                         -------    -------    --------    -------    --------
Total operating expenses...............      423        764      10,731      4,429      16,347
                                         -------    -------    --------    -------    --------
Loss from operations...................     (423)      (764)    (10,731)    (4,429)    (16,347)
Interest income(expense), net..........        1        (21)        230        467         678
                                         -------    -------    --------    -------    --------
Net loss...............................     (422)      (785)    (10,501)    (3,962)    (15,669)
Preferred stock amortization...........       --      1,425         726         --       2,151
                                         -------    -------    --------    -------    --------
Net loss applicable to common
  stockholders.........................  $  (422)   $(2,209)   $(11,227)   $(3,962)   $(17,820)
                                         =======    =======    ========    =======    ========
Loss per share -- basic and diluted....  $  (.02)   $  (.09)   $   (.45)   $  (.15)   $   (.69)
                                         =======    =======    ========    =======    ========
Weighted -- average number of shares
  outstanding..........................   23,680     23,680      25,221     27,168      25,788
                                         =======    =======    ========    =======    ========

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                          FISCAL YEAR QUARTERS
                                           ---------------------------------------------------
                                            FIRST     SECOND      THIRD     FOURTH      TOTAL
                                           -------    -------    -------    -------    -------
                                                  (IN 000'S, EXCEPT PER SHARE AMOUNTS)
Fiscal Year ended December 31, 1999
General and administrative...............  $     7    $    17    $    21    $   120    $   165
Depreciation and amortization............        3         12         16         26         57
Research and development.................      152        197        231        241        820
                                           -------    -------    -------    -------    -------
Total operating expenses.................      162        226        268        387      1,042
                                           -------    -------    -------    -------    -------
Loss from operations.....................     (162)      (226)      (268)      (387)    (1,042)
Interest income(expense), net............       --          2          6          3         11
                                           -------    -------    -------    -------    -------
Net loss.................................     (162)      (225)      (261)      (383)    (1,031)
                                           =======    =======    =======    =======    =======
Loss per share -- basic and diluted......  $  (.01)   $  (.01)   $  (.01)   $  (.01)   $  (.04)
                                           =======    =======    =======    =======    =======
Weighted -- average number of shares
  outstanding............................   23,680     23,680     23,680     23,680     23,680
                                           =======    =======    =======    =======    =======