Form 10-Q
period 2001-03-31
MILLENNIUM CELL INC
filed 2001-05-11
CIK 1114872

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,167,981 shares of Common Stock, par value $.001, were outstanding on May 1, 2001.

                              MILLENNIUM CELL INC.
                        (a development stage enterprise)
                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                    Page
                                                                                             ----
               Condensed Balance Sheets - March 31, 2001 and December 31, 2000                1

               Condensed Statements of Operations - Three months ended
                 March 31, 2001 and 2000                                                      2

               Condensed Statements of Cash Flows - Three months ended
                 March 31, 2001 and 2000                                                      3

               Notes to Condensed Financial Statements - March 31, 2001                       4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                 5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                          8



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form
8-K                                                                                           9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).



                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEET
                                   (unaudited)

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2001               2000
                                                                           ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................      $  8,122,492       $ 30,098,701
   Prepaid expenses .................................................           101,518            188,874
   Held-to-maturity investments .....................................         8,812,524                 --
                                                                           ------------       ------------
Total current assets ................................................        17,036,534         30,287,575
Property and equipment, net .........................................           719,769            645,852
Patents and licenses, net ...........................................           488,685            440,074
Held-to-maturity investments ........................................        10,486,996                 --
Other assets ........................................................            22,744             22,744
                                                                           ------------       ------------
                                                                           $ 28,754,728       $ 31,396,245
                                                                           ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................      $         --       $     11,435
   Accrued expenses .................................................           187,205            922,447
   Prepaid royalty fees .............................................         2,399,988          2,399,988
                                                                           ------------       ------------
Total current liabilities ...........................................         2,587,193          3,333,870
Refundable grant obligation .........................................           227,522            227,522
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized 40,000,000 shares and 27,167,981 shares issued and outstanding as of March
       31, 2001 and December 31, 2000 ...............................            27,168             27,168
   Additional paid-in capital .......................................        49,184,253         46,658,927
   Deficit accumulated during development stage .....................       (23,271,408)       (18,851,242)
                                                                           ------------       ------------
Total stockholders' equity ..........................................        25,940,013         27,834,853
                                                                           ------------       ------------
                                                                           $ 28,754,728       $ 31,396,245
                                                                           ============       ============


                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                 THREE MONTHS ENDED             CUMULATIVE
                                                                 ------------------               AMOUNTS
                                                         MARCH 31, 2001     MARCH 31, 2000     FROM INCEPTION
                                                         --------------     --------------     --------------
Product development and marketing ..................      $    860,959       $         --       $    860,959
General and administrative (includes non-cash
  charges of $2,525,326 for the period ended March
  31, 2001 and $13,310,707 from inception) .........         3,374,011            113,528         17,497,738
Depreciation and amortization ......................            93,702             25,038            407,529
Research and development ...........................           489,949            284,419          3,441,761
                                                          ------------       ------------       ------------
Total operating expenses ...........................         4,818,621            422,985         22,207,987
                                                          ------------       ------------       ------------
Loss from operations ...............................        (4,818,621)          (422,985)       (22,207,987)
Interest income, net ...............................           398,455              1,244          1,087,460
                                                          ------------       ------------       ------------
Net loss ...........................................        (4,420,166)          (421,741)       (21,120,527)
Preferred stock amortization .......................                --                 --          2,150,881
                                                          ------------       ------------       ------------
Net loss applicable to common stockholders .........      $ (4,420,166)      $   (421,741)      $(23,271,408)
                                                          ============       ============       ============
Loss per share--basic and diluted ..................      $       (.16)      $       (.02)      $       (.94)
                                                          ============       ============       ============
Weighted--average number of shares outstanding .....        27,167,981         23,679,714         24,855,086
                                                          ============       ============       ============


                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                 CUMULATIVE
                                                                 THREE MONTHS ENDED                AMOUNTS
                                                                 ------------------                 FROM
                                                         MARCH 31, 2001     MARCH 31, 2000        INCEPTION
                                                         --------------     --------------      ------------
OPERATING ACTIVITIES
Net loss ...........................................      $ (4,420,166)      $   (421,741)      $(21,120,527)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization ......................            93,702             25,038            407,529
Non-cash charges ...................................         2,525,326                 --         13,310,707
Changes in operating assets and liabilities:
Prepaid expenses and other assets ..................            87,356            (11,314)          (124,262)
Accounts payable and accrued expenses ..............          (746,677)             8,775            187,205
Deferred royalty income ............................                --                 --          2,399,988
Due to affiliate ...................................                --             14,108                 --
                                                          ------------       ------------       ------------
Net cash used in operating activities ..............        (2,460,459)          (385,134)        (4,939,360)
INVESTING ACTIVITIES
Purchase of property and equipment .................          (157,880)           (93,859)          (981,539)
Patent registration costs ..........................           (58,350)            (6,998)          (384,444)
Purchase of held-to-maturity investments ...........       (19,299,520)                --        (19,299,520)
                                                          ------------       ------------       ------------
Net cash used in investing activities ..............       (19,515,750)          (100,857)       (20,665,503)
FINANCING ACTIVITIES
Proceeds from sale of common stock .................                --                 --         34,773,000
Underwriting and other expenses of initial public
  offering .........................................                --                 --         (3,669,613)
Proceeds from capital contribution .................                --            500,000            500,000
Payment of note payable ............................                --                 --           (250,000)
Proceeds from grant ................................                --                 --            227,522
Proceeds from sale of preferred stock ..............                --                 --          2,146,446
                                                          ------------       ------------       ------------
Net cash provided by financing activities ..........                --            500,000         33,727,355
                                                          ------------       ------------       ------------
Net change in cash and cash equivalents ............       (21,976,209)            14,009          8,122,492
Cash and cash equivalents, beginning of period .....        30,098,701             42,165                 --
                                                          ------------       ------------       ------------
Cash and cash equivalents, end of period ...........      $  8,122,492       $     56,174       $  8,122,492
                                                          ============       ============       ============


                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

        Amounts previously reported as "Product Development and Engineering" have been reclassified and shown as "Research and Development" for all periods presented.

NOTE 2--INVESTMENTS

        At March 31, 2001, the Company held $19.3 million of held-to-maturity investments in high-grade commercial paper and U.S. government agency bonds stated at amortized cost, with a weighted-average yield of 5.4%. At March 31, 2001, amortized cost approximated fair value. Interest income is recognized using the straight-line method over the lives of the securities. The face value and maturity schedule of the securities is as follows:

                Third Quarter 2001 ......      $ 5,000,000
                Fourth Quarter 2001 .....        4,000,000
                Second Quarter 2002 .....       10,000,000
                                               -----------
                Total ...................      $19,000,000
                                               ===========

        In April 2001, the Company invested approximately $3 million in commercial certificates of deposits with a weighted-average yield of 4.4%, which will mature in the fourth quarter of 2001. The Company intends to hold these securities to maturity.

NOTE 3--COMMITMENTS AND CONTINGENCIES

        In March 2001, the Company amended certain operating leases to provide for additional space for our principal operating offices and laboratories. The lease expires in 2008 with options to renew for an additional 8 years and requires the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. The future minimum annual lease commitments associated with this agreement were detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 4--EARNINGS PER SHARE

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

NOTE 5--OPTIONS, WARRANTS AND NON-CASH CHARGES

        In the first quarter of 2001, the Company recorded a non-cash charge of approximately $1.6 million related to options issued to employees in 2000, which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $14.5 million for these options over the vesting period as follows: Second Quarter 2001-$1.6 million, Third Quarter 2001-$1.6 million, Fourth Quarter 2001-$1.6 million, 2002-$6.5 million and 2003-$3.2 million.

        In the first quarter of 2001, the Company also incurred a non-cash charge of $906,756 related to warrants issued to affiliates in 2000, which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $396,000 for the warrants over the vesting period as follows: Second Quarter 2001-$324,000, Third Quarter 2001-$49,000, Fourth Quarter 2001-$21,000 and 2002-$2,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

GENERAL

        We were formed as a Delaware limited liability company on December 17, 1998, and organized and began operations on January 1, 1999 (inception date). We were converted into a Delaware corporation on April 25, 2000 when all of the outstanding equity interests of the limited liability company were converted into shares of common stock of the corporation. Unless otherwise indicated, all information that we present in this Form 10-Q for any date or period gives effect to the conversion as if it had occurred on that date or as of the beginning of that period and all references to common stock for periods before the conversion mean our issued and outstanding membership interests.

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

        Our goal is to convert our technology from the research and development stage to commercialization. Such potential revenue for the next several years is likely to include up-front license fees, research contracts with various federal, state and local agencies or through collaborations with other companies, and royalty payments or joint venture revenue from licensees or strategic partnerships. We have not generated any commercial revenue to date.

        We incurred net losses in the first quarter of 2001 and 2000 of $4,420,166 and $421,741, respectively. As of March 31, 2001, we had an accumulated deficit of $23,271,408. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:

                                                              Non-cash
                                          Net loss             charges
                                          excluding              and
                                          non-cash            preferred            Accumulated
                                          charges             dividends              deficit
                                        ------------         ------------         ------------
Period from January 1, 1999
  (inception) to June 30, 2000          $ (2,237,759)        $ (1,424,757)        $ (3,662,516)
Period from July 1, 2000 to
  December 31, 2000*                      (3,677,221)         (11,511,505)         (15,188,726)
Period from January 1, 2001 to
  March 31, 2001*                         (1,894,840)          (2,525,326)          (4,420,166)
                                        ------------         ------------         ------------

Cumulative Amount From Inception        $ (7,809,820)        $(15,461,588)        $(23,271,408)
                                        ============         ============         ============

        * Our initial public offering was completed on August 9, 2000.

        Our losses have resulted primarily from costs associated with research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing we expect to incur additional operating losses for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

        Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

        Product Development and Marketing Expenses. Product development and marketing expenses were $860,959 for the three months ended March 31, 2001. These expenses include business development and marketing activities and efforts to customize our technology in accordance with our agreements with Ballard and DaimlerChrysler. We did not incur product development and marketing expenses in the three months ended March 31, 2000.

        General and Administrative Expenses. General and administrative expenses were $3,374,011 for three months ended March 31, 2001 compared to $113,528 in the same period of 2000, an increase of $3,260,483. The increase in general and administrative expenses includes non-cash compensation charges of $1,618,570 and $906,756 relating to the grant of company stock options to employees below market and the fair value of warrants issued to affiliates, respectively. The remaining increase of $735,157 is due largely to the establishment of our financial, administrative and investor relations organizations during the latter half of 2000.

        Depreciation and Amortization. Depreciation and amortization was $93,702 for the three months ended March 31, 2001 compared to $25,038 in the three months ended March 31, 2000, an increase of $68,664. The increase in depreciation and amortization is primarily related to the addition of certain laboratory equipment during fiscal 2000. We expect depreciation and amortization to continue to increase as we purchase additional property, plant and equipment to support our expansion plans.

        Research and Development Expenses. Research and development expenses were $489,949 for the three months ended March 31, 2001 compared to $284,419 in the three months ended March 31, 2000, an increase of $205,530. The increase is primarily attributable to increased staffing required to further the development of our technology.

        Interest Income/(Expense). Net interest income was $398,455 for the three months ended March 31, 2001 compared to $1,244 in the three months ended March 31, 2000, an increase of $397,211. The change in net interest income is primarily the result of higher interest income related to a larger average cash balance resulting from the proceeds of the initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Since our organization effective January 1, 1999, we have primarily financed our operations through our initial public offering in August 2000 and private placements of equity securities. The net proceeds from our initial public offering totaled approximately $29.9 million. In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between Ballard and us. Under certain circumstances, a portion of this advance may be refundable to Ballard.

        Also in October 2000, we granted Ballard a warrant to purchase up to 400,000 shares of our common stock, which will be recorded at its fair value on the warrant vesting date (as defined). If the warrant vesting date occurs, we would record the warrants at their fair value using the black-scholes method of valuation and amortize this amount over the estimated useful life of the license agreement. We believe that the warrant vesting date will likely occur in 2001.

        As of March 31, 2001, we had $8,122,492 million in cash and cash equivalents. Cash used in operations totaled $2,460,459 and $385,134 in the three months ended March 31, 2001 and 2000, respectively, and related to funding our net operating losses.

        Investing activities used cash of $19,515,750 and $100,857 in the three months ended March 31, 2001 and 2000, respectively. Investing activities consisted primarily of purchases of commercial paper and U.S. government agency bonds to protect against interest rate risk. Additionally, we purchased laboratory equipment and accessories necessary for the continuation of our research and development activities and incurred additional patent registration costs. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property, plant and equipment to support our expansion plans. The Company continues to register and pursue patents on its technology.

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

        In December 2000, we were granted a tax abatement rebate by the State of New Jersey as a business incentive. Under the abatement, the State of New Jersey will reimburse us for a portion of the state income taxes paid by up to a maximum of 50 new employees hired after December 2000. This incentive may provide rebates of up to $200,000 per year for ten years. No rebates have been received to date.

        We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to satisfy anticipated cash needs of our operations into 2003. It is possible, however, that we may seek additional financing within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

        - about the adequacy of our working capital and other financial resources; and

        -       that are not of an historical nature.

        When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should note that forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the statements made. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements unless materially different. Other discussions regarding forward-looking statements and risk factors can be found in our registration statement on Form S-1 declared effective by the Securities and Exchange Commission on January 12, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash and cash equivalents and held-to-maturity investments are invested with high quality issuers and are generally of a short-term nature. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits


                10.1 First Amendment to Lease, dated as of April 4, 2001, by and between Ten Thirty-Five Associates, Limited Partnership and Millennium Cell Inc.


        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MILLENNIUM CELL INC.

                                      By: /s/ Norman R. Harpster, Jr.
                                      -------------------------------
                                      Norman R. Harpster, Jr.
                                      Vice President--Finance and Administration
                                      and Chief Financial Officer

May 11, 2001