Form 10-Q
period 2001-06-30
MILLENNIUM CELL INC
filed 2001-08-10
CIK 1114872

===============================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                               ----------------

                                  FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,270,151 shares of Common Stock, par value $.001, were outstanding on August 1, 2001.

                             MILLENNIUM CELL INC.
                       (a development stage enterprise)
                                    Index



PART I - FINANCIAL INFORMATION
                                                                       PAGE
--------------------------------------------------------------         ----
Item 1.  Financial Statements (Unaudited)
 Condensed Balance Sheet - June 30, 2001 and December 31, 2000           1

Condensed Statements of Operations - Three months and six
 months ended June 30, 2001 and 2000                                     2

Condensed Statements of Cash Flows - Three months and six
 months ended June 30, 2001 and 2000                                     3

Notes to Condensed Financial Statements - June 30, 2001                  4

Item 2.   Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                     4

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     8

Item 4.   Submission of Matters to a Vote of Security Holders            8


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               9


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                             MILLENNIUM CELL INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           CONDENSED BALANCE SHEET
                                   (unaudited)

                                                           JUNE 30,     DECEMBER 31,
                                                             2001           2000
                                                         -----------   -------------
ASSETS
Current assets:
   Cash and cash equivalents..................          $ 8,089,627     $30,098,701
   Prepaid expenses...........................               30,859         188,874
   Held-to-maturity investments...............           17,015,864              --
                                                        -----------     -----------
Total current assets..........................           25,136,350      30,287,575
Property and equipment, net...................              648,592         645,852
Patents and licenses, net.....................              494,923         440,074
Other assets..................................               45,676          22,744
                                                        -----------     -----------
                                                        $26,325,541     $31,396,245
                                                        ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................          $   403,657     $    11,435
   Accrued expenses...........................              449,000         922,447
   Deferred royalty income....................            2,399,988       2,399,988
                                                        -----------     -----------
Total current liabilities.....................            3,252,645       3,333,870

Refundable grant obligation...................              227,522         227,522

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000
     authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized
     40,000,000 shares, 27,241,644 and 27,167,981
     shares issued and outstanding as of June 30,
     2001 and December 31, 2000, respectively....            27,242          27,168
   Additional paid-in capital....................        51,127,009      46,658,927
   Deficit accumulated during development stage         (28,308,877)    (18,851,242)
                                                        -----------     -----------
Total stockholders' equity....................           22,845,374      27,834,853
                                                        -----------     -----------
                                                        $26,325,541     $31,396,245
                                                        ===========     ===========


                      See notes to financial statements.

                             MILLENNIUM CELL INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENT OF OPERATIONS
                                 (unaudited)


                                           THREE MONTHS   THREE MONTHS     SIX MONTHS      SIX MONTHS
                                               ENDED         ENDED           ENDED           ENDED         CUMULATIVE
                                             JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,      AMOUNTS FROM
                                               2001           2000            2001            2000          INCEPTION
                                          -------------  ------------    ------------    --------------  ------------
Product development and marketing......    $1,307,078    $        --     $ 2,168,037     $        --     $  2,168,037
General and administrative
   (excluding non-cash charges)........     1,368,216        351,601       2,216,901         465,129        5,555,247
Non-cash charges.......................     1,942,830             --       4,468,156              --       15,253,537
Depreciation and amortization..........       112,621         36,038         206,323          61,076          520,150
Research and development...............       632,754        376,560       1,122,703         660,979        4,074,515
                                          -------------  ------------    ------------    --------------  ------------
Total operating expenses...............     5,363,499        764,199      10,182,120       1,187,184       27,571,486
                                          -------------  ------------    ------------    --------------  ------------
Loss from operations...................    (5,363,499)      (764,199)    (10,182,120)     (1,187,184)     (27,571,486)
Interest income/(expense), net.........       326,030        (20,542)        724,485         (19,298)       1,413,490
                                          -------------  ------------    ------------    --------------  ------------
Net loss...............................    (5,037,469)      (784,741)     (9,457,635)     (1,206,482)     (26,157,996)
Preferred stock amortization...........            --      1,424,757              --       1,424,757        2,150,881
                                          -------------  ------------    ------------    --------------  ------------
Net loss applicable to common
   stockholders........................   $(5,037,469)   $(2,209,498)    $(9,457,635)    $(2,631,239)   $ (28,308,877)
                                          =============  ============    ============    ==============  ============
Loss per share -- basic and diluted....   $      (.19)   $      (.09)    $      (.35)    $      (.11)   $       (1.14)
                                          =============  ============    ============    ==============  ============
Weighted -- average number of
   shares outstanding..................    27,183,304     23,679,714      27,175,685      23,679,714       24,932,412
                                          =============  ============    ============    ==============  ============

                      See notes to financial statements.

                             MILLENNIUM CELL INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      CONDENSED STATEMENT OF CASH FLOWS
                                 (unaudited)


                                                    THREE          THREE
                                                    MONTHS         MONTHS       SIX MONTHS      SIX MONTHS    CUMULATIVE
                                                    ENDED          ENDED          ENDED          ENDED         AMOUNTS
                                                   JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,        FROM
                                                     2001          2000           2001            2000       INCEPTION
                                                     ----          ----           ----            ----       ---------
OPERATING ACTIVITIES
Net loss...................................       $(5,037,469)   $ (784,741)     $(9,457,635)  $(1,206,482)  $(26,157,996)

Adjustments to reconcile net loss to
   net cash used in operating activities:

Depreciation and amortization..............           112,621        36,037          206,323        61,076        520,150

Non-cash charges...........................         1,942,830            --        4,468,156            --     15,253,537

Changes in operating assets and liabilities:

Prepaid expenses and other assets..........            47,727       (84,741)         135,083       (96,056)       (76,535)

Accounts payable and accrued expenses......           665,452       146,246          (81,225)      155,021        852,657

Due to affiliate...........................               --         87,007               --       101,115             --

Deferred royalty income....................               --             --               --            --       2,399,988
                                                 -------------    ----------     ------------    ----------  -------------
Net cash used in operating activities......        (2,268,839)     (600,192)      (4,729,298)     (985,326)    (7,208,199)


INVESTING ACTIVITIES
Purchase of property and equipment.........           (29,851)     (155,078)        (187,731)     (248,937)    (1,011,390)
Patent registration costs..................           (17,831)      (19,523)         (76,181)      (26,521)      (402,275)
(Purchase) sale of investments, net........         2,283,656      --            (17,015,864)           --    (17,015,864)
                                                 -------------    ----------     ------------    ----------  -------------
Net cash provided by (used in) investing
   activities..............................         2,235,974      (174,601)     (17,279,776)     (275,458)   (18,429,529)

FINANCING ACTIVITIES
Proceeds from sale of common stock.........               --             --               --            --     34,773,000
Underwriting and other expenses ofinitial
   public offering                                        --             --               --            --     (3,669,613)
Proceeds from capital contribution.........               --             --               --       500,000        500,000

Payment of note payable....................               --             --               --            --       (250,000)

Proceeds from grant........................               --         33,900               --        33,900        227,522

Proceeds from sale of preferred stock......               --      2,149,123               --     2,149,123      2,146,446
                                                 -------------    ----------     ------------    ----------  -------------

Net cash provided by financing activities..               --      2,183,023               --      2,683,023     33,727,355
                                                 -------------    ----------     ------------    ----------  -------------

Net change in cash and cash equivalents....           (32,865)    1,408,230      (22,009,074)    1,422,239      8,089,627
Cash and cash equivalents, beginning of
   period..................................         8,122,492        56,174       30,098,701        42,165             --
                                                 -------------    ----------     ------------    ----------  -------------
Cash and cash equivalents, end of period...        $8,089,627    $1,464,404       $8,089,627    $1,464,404     $8,089,627
                                                 =============    ==========     ============    ==========  =============


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

   Certain amounts previously reported as "Product Development and Engineering" have been reclassified and shown as "Research and Development" for all periods presented.

NOTE 2--INVESTMENTS

   At June 30, 2001, the Company held $17.0 million of held-to-maturity investments in high-grade commercial paper and U.S. government agency bonds stated at amortized cost, with a weighted-average yield of 5.2%. At June 30, 2001, amortized cost approximated fair value. Interest income is recognized using the straight-line method over the lives of the securities. The face value and maturity schedule of the securities is as follows:

              Fourth Quarter 2001..................          $4,000,000
              First Quarter  2002..................           2,800,000
              Second Quarter 2002..................          10,000,000
                                                             ----------
              Total................................         $16,800,000
                                                            ===========


NOTE 3--EARNINGS PER SHARE

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

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

   In the second quarter of 2001, the Company recorded a non-cash charge of approximately $1.6 million related to options issued to employees in 2000, which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $12.9 million for these options over the vesting period as follows: Third Quarter 2001-$1.6 million, Fourth Quarter 2001-$1.6 million, 2002-$6.5 million and 2003-$3.2 million.

   In the second quarter of 2001, the Company also incurred a non-cash charge of $324,260 related to warrants issued to affiliates in 2000, which is included in general and administrative expense in the statement of operations. The Company will incur additional non-cash charges of approximately $72,000 for the warrants over the vesting period as follows: Third Quarter 2001-$49,000, Fourth Quarter 2001-$21,000 and First Quarter 2002-$2,000.

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

   We incurred net losses in the second quarter of 2001 and 2000 of $5,037,469 and $2,209,498, respectively. As of June 30, 2001, we had an accumulated deficit of $28,308,877. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:

                                                    NON-CASH
                                    NET LOSS         CHARGES
                                   EXCLUDING           AND
                                    NON-CASH        PREFERRED      ACCUMULATED
                                     CHARGES        DIVIDENDS        DEFICIT
                                   ----------     ----------      ----------
Period from January 1, 1999
  (inception) to June 30, 2000     $(2,237,759)   $(1,424,757)    $(3,662,516)
Period from July 1, 2000 to
  December 31, 2000*               (3,677,221)    (11,511,505)    (15,188,726)
Period from January 1, 2001 to
  June 30, 2001*                   (4,989,479)    (4,468,156)     (9,457,635)
                                   ----------     ----------      ----------

Cumulative Amount From Inception   $(10,904,459)  $(17,404,418)   $(28,308,877)
                                   ============   ============    ============

   * Our initial public offering was completed on August 9, 2000.

   Our losses have resulted primarily from costs associated with research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of stock options and warrants to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to employee stock options, we expect to incur additional operating losses for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000.

   Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

   Product Development and Marketing Expenses. Product development and marketing expenses were $1,307,078 for the three months ended June 30, 2001. These expenses include business development and marketing activities and efforts to customize our technology in accordance with our agreements with Ballard and DaimlerChrysler. We did not incur product development and marketing expenses in the three months ended June 30, 2000.

   General and Administrative Expenses. General and administrative expenses were $3,311,046 for three months ended June 30, 2001 compared to $351,601 in the same period of 2000, an increase of $2,959,445. The increase in general and administrative expenses includes non-cash compensation charges of $1,618,570 and $324,260 relating to the grant of company stock options to employees below market and the fair value of warrants issued to affiliates, respectively. The remaining increase of $1,016,615 is due largely to the establishment of our financial, administrative and investor relations' organizations during the latter half of 2000. In addition, during the three months ended June 30, 2001, we incurred legal costs associated with the negotiation of various letters of intent and strategic agreements with US Borax and Systems Consulting Rt. Lastly, occupancy costs increased as we expanded our facilities in 2001.

   Depreciation and Amortization. Depreciation and amortization was $112,621 for the three months ended June 30, 2001 compared to $36,038 in the three months ended June 30, 2000, an increase of $76,583. The increase in depreciation and amortization is primarily related to the addition of laboratory equipment since June 30, 2000. We expect depreciation and amortization to continue to increase as we purchase additional property, plant and equipment to support our expansion plans.

   Research and Development Expenses. Research and development expenses were $632,754 for the three months ended June 30, 2001 compared to $376,560 in the three months ended June 30, 2000, an increase of $256,194. The increase is primarily attributable to increased staffing and research projects required to further the development of our technology.

   Interest Income/(Expense) Net interest income was $326,030 for the three months ended June 30, 2001 compared to interest expense of ($20,542) in the three months ended June 30, 2000, an increase of $346,572. The change in net interest income/(expense) is the result of interest income related to the proceeds of the initial public offering in August 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

   Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

   Product Development and Marketing Expenses. Product development and marketing expenses were $2,168,037 for the six months ended June 30, 2001. These expenses include business development and marketing activities and efforts to customize our technology in accordance with our agreements with Ballard and DaimlerChrysler. We did not incur product development and marketing expenses in the six months ended June 30, 2000.

   General and Administrative Expenses. General and administrative expenses were $6,685,057 for six months ended June 30, 2001 compared to $465,129 in the same period of 2000, an increase of $6,219,928. The increase in general and administrative expenses includes non-cash compensation charges of $3,237,140 and $1,231,016 relating to the grant of company stock options to employees below market and the fair value of warrants issued to affiliates, respectively. The remaining increase of $1,751,772 is due largely to the establishment of our financial, administrative and investor relations' organizations during the latter half of 2000. In addition, during the three months ended June 30, 2001, we incurred legal costs associated with the negotiation of various letters of intent and strategic agreements with US Borax and Systems Consulting Rt.

   Depreciation and Amortization. Depreciation and amortization was $206,323 for the six months ended June 30, 2001 compared to $61,076 in the six months ended June 30, 2000, an increase of $145,247. The increase in depreciation and amortization is primarily related to the addition of laboratory equipment since June 30, 2000. We expect depreciation and amortization to continue to increase as we purchase additional property, plant and equipment to support our expansion plans.

   Research and Development Expenses. Research and development expenses were $1,122,703 for the six months ended June 30, 2001 compared to $660,979 in the six months ended June 30, 2000, an increase of $461,724. The increase is primarily attributable to increased staffing and research projects as required to further the development of our technology.

   Interest Income/(Expense) Net interest income was $724,485 for the six months ended June 30, 2001 compared to interest expense of ($19,298) in the six months ended June 30, 2000, an increase of $743,783. The change in net interest income/(expense) is the result of interest income related to the proceeds of the initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Since our organization, effective January 1, 1999, we have primarily financed our operations through our initial public offering in August 2000 and private placements of equity securities. The net proceeds from our initial public offering totaled approximately $29.9 million. In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between Ballard and us. Under certain circumstances, a portion of this advance may be refundable to Ballard.

   Also in October 2000, we granted Ballard a warrant to purchase up to 400,000 shares of our common stock, which will be recorded at its fair value on the warrant vesting date (as defined). If the warrant vesting date occurs, we would record the warrants at their fair value using the Black-Scholes method of valuation. We believe that the warrant vesting date will likely occur in 2001.

   As of June 30, 2001, we had $8,089,627 million in cash and cash equivalents. Cash used in operations totaled $2,268,839 and $600,192 in the three months ended June 30, 2001 and 2000, respectively, and related to funding our net operating losses.

   Investing activities provided/(used) cash of $2,235,974 and ($174,601) in the three months ended June 30, 2001 and 2000, respectively. Investing activities consisted primarily of maturities and purchases of commercial paper and U.S. government agency bonds to protect against interest rate risk. Additionally, we purchased laboratory equipment and accessories necessary for the continuation of our research and development activities and incurred additional patent registration costs. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property, plant and equipment to support our expansion plans. We continue to register and pursue patents on its technology.

   Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our fuel cell technology. The recoverable grant is required to be repaid when we generate net income in a fiscal year. The repayment obligation, which began in June 2001, ranges from 1% to 5% of net income over a ten-year period and shall not exceed 200% of the original grant. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period.

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

   We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to satisfy anticipated cash needs of our operations into early 2003. It is possible, however, that we may seek additional financing within this time frame. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or, even if available, will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2000 Annual Meeting of Shareholders was held on April 26, 2001. The meeting was called for the following purposes: (1) to elect nine directors to serve on the board of directors, each for a one-year term and (2) to ratify the board of directors' appointment of Ernst & Young LLP as our independent public accountants for the 2001 fiscal year. There were no shareholder proposals. The results of the voting were as follows:


                                                                Votes
Proposal (1):                      Votes For   Votes Against   Abstained
                                   ---------   -------------   ---------
G. Chris Andersen, Chairman of
the Board                         24,108,614         -         3,059,367
Stephen S. Tang, Chief Executive
Officer and Director              24,108,614         -         3,059,367
Steven C. Amendola, Vice
President - Chief Scientific
Advisor and Director              24,108,614         -         3,059,367
Kenneth R. Baker, Director        24,108,614         -         3,059,367
William H. Fike, Director         24,108,614         -         3,059,367
Alexander MacLachlan, Director    24,108,614         -         3,059,367
Zoltan Merszei, Director          24,108,614         -         3,059,367
H. David Ramm, Director           24,108,614         -         3,059,367
James L. Rawlings, Director       24,108,614         -         3,059,367


                                                                Votes
Proposal (2):                      Votes For   Votes Against   Abstained
                                   ---------   -------------   ---------
Ratification of Ernst & Young
LLP as our independent public
accountants                       24,090,794      52,295         4,980

                                   PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)Exhibits

      None.

   (b)Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENNIUM CELL INC.

                                   By: /s/     Norman R. Harpster, Jr.
                                       ---------------------------------------
                                               Norman R. Harpster, Jr.
                                    Vice President--Finance and Administration
                                            and Chief Financial Officer

August 10, 2001