Form 10-Q
period 2001-09-30
MILLENNIUM CELL INC
filed 2001-11-09
CIK 1114872

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            ONE INDUSTRIAL WAY WEST,
                           EATONTOWN, NEW JERSEY 07724
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (732) 542-4000



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,256,006 shares of Common Stock, par value $.001, were outstanding on November 1, 2001.


================================================================================

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                                                                             PAGE
                                                                                                                             ----
Item 1.         Financial Statements (Unaudited)
                Condensed Balance Sheet - September 30, 2001 and December 31, 2000........................................     1

                Condensed Statements of Operations - Three months and nine months ended
                September 30, 2001 and 2000...............................................................................     2

                Condensed Statements of Cash Flows - Nine months ended September 30, 2001 and 2000........................     3

                Notes to Condensed Financial Statements - September 30, 2001..............................................     4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     5

Item 3.         Quantitative and Qualitative Disclosures About Market Risk................................................     8

PART II - OTHER INFORMATION

Item 4.         Exhibits and Reports on Form 8-K..........................................................................    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                          2001                   2000
                                                                                          ----                   ----
ASSETS
Current assets:
   Cash and cash equivalents....................................................    $        5,254,140     $       30,098,701
   Prepaid expenses.............................................................               351,237                188,874
   Held-to-maturity investments.................................................            17,090,194                     --
                                                                                    ------------------     ------------------
Total current assets............................................................            22,695,571             30,287,575
Property and equipment, net.....................................................               762,773                645,852
Patents and licenses, net.......................................................               500,496                440,074
Other assets....................................................................                45,676                 22,744
                                                                                    ------------------     ------------------
                                                                                    $       24,004,516     $       31,396,245
                                                                                    ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................    $          823,956     $           11,435
   Accrued expenses.............................................................             1,228,897                922,447
   Deferred royalty income......................................................             2,399,988              2,399,988
                                                                                    ------------------     ------------------
Total current liabilities.......................................................             4,452,841              3,333,870
Refundable grant obligation.....................................................               227,522                227,522

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized 40,000,000 shares, 27,255,646 and
       27,167,981 shares issued and outstanding
       as of September 30, 2001 and December 31, 2000, respective...............                27,256                 27,168
   Additional paid-in capital...................................................            52,830,345             46,658,927
   Deficit accumulated during development stage.................................           (33,533,448)           (18,851,242)
                                                                                    ------------------     ------------------
Total stockholders' equity......................................................            19,324,153             27,834,853
                                                                                    ------------------     ------------------
                                                                                    $       24,004,516     $       31,396,245
                                                                                    ==================     ==================

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                                       ENDED          ENDED          ENDED          ENDED       CUMULATIVE
                                                   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  AMOUNTS FROM
                                                       2001           2000           2001           2000         INCEPTION
                                                       ----           ----           ----           ----         ---------

Product development and marketing ...............  $  1,504,203   $         --   $  3,672,240   $         --   $  3,672,240
General and administrative ......................     1,278,646      1,017,346      3,495,547      1,482,475      6,833,893
Non-cash charges ................................     1,667,100      8,947,378      6,135,256      8,947,378     16,920,637
Depreciation and amortization ...................       116,027         99,151        322,350        160,227        636,177
Research and development ........................       906,541        667,511      2,029,244      1,328,490      4,981,056
                                                   ------------   ------------   ------------   ------------   ------------
Total operating expenses ........................     5,472,517     10,731,386     15,654,637     11,918,570     33,044,003
                                                   ------------   ------------   ------------   ------------   ------------
Loss from operations ............................    (5,472,517)   (10,731,386)   (15,654,637)   (11,918,570)   (33,044,003)
Interest income, net ............................       247,946        230,440        972,431        211,142      1,661,436
                                                   ------------   ------------   ------------   ------------   ------------
Net loss ........................................    (5,224,571)   (10,500,946)   (14,682,206)   (11,707,428)   (31,382,567)
Preferred stock amortization ....................            --        726,124             --      2,150,881      2,150,881
                                                   ------------   ------------   ------------   ------------   ------------
Net loss applicable to common stockholders ......  $ (5,224,571)  $(11,227,070)  $(14,682,206)  $(13,858,309)  $(33,533,448)
                                                   ============   ============   ============   ============   ============
Loss per share -- basic and diluted .............  $       (.19)  $       (.45)  $       (.54)  $       (.56)  $      (1.33)
                                                   ============   ============   ============   ============   ============
Weighted average number of shares outstanding ...    27,252,820     25,221,249     27,201,679     24,740,280     25,144,827
                                                   ============   ============   ============   ============   ============

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                     NINE MONTHS     NINE MONTHS
                                                       ENDED           ENDED         CUMULATIVE
                                                    SEPTEMBER 30,   SEPTEMBER 30,   AMOUNTS FROM
                                                        2001            2000          INCEPTION
                                                        ----            ----          ---------
OPERATING ACTIVITIES
Net loss ........................................   $(14,682,206)   $(11,707,428)   $(31,382,567)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization ...................        322,350         160,227         636,177
Non-cash charges ................................      6,135,256       8,947,378      16,920,637
Changes in operating assets and liabilities:
Prepaid expenses and other assets ...............       (185,295)       (219,627)       (396,913)
Accounts payable and accrued expenses ...........      1,118,971         403,751       2,052,853
Due to affiliate ................................             --         (30,000)             --
Deferred royalty income .........................             --              --       2,399,988
                                                    ------------    ------------    ------------
Net cash used in operating activities ...........     (7,290,924)     (2,445,699)     (9,769,825)

INVESTING ACTIVITIES
Purchase of property and equipment ..............       (405,290)       (339,132)     (1,228,949)
Patent registration costs .......................        (94,403)       (123,251)       (420,497)
Purchase of investments, net ....................    (17,090,194)             --     (17,090,194)
                                                    ------------    ------------    ------------
Net cash used in investing activities ...........    (17,589,887)       (462,383)    (18,739,640)

FINANCING ACTIVITIES
Proceeds from sale of common stock ..............         36,250      33,523,000      34,809,250
Underwriting and other expenses of initial
   public offering ..............................             --      (3,669,458)     (3,669,613)
Proceeds from capital contribution ..............             --         500,000         500,000
Payment of note payable .........................             --        (250,000)       (250,000)
Proceeds from grant .............................             --          33,900         227,522
Proceeds from sale of preferred stock ...........             --       2,146,446       2,146,446
                                                    ------------    ------------    ------------
Net cash provided by financing activities .......         36,250      32,283,888      33,763,605
                                                    ------------    ------------    ------------
Net change in cash and cash equivalents .........    (24,844,561)     29,375,806       5,254,140
Cash and cash equivalents, beginning of
   period .......................................     30,098,701          42,165              --
                                                    ------------    ------------    ------------
Cash and cash equivalents, end of period ........   $  5,254,140    $ 29,417,971    $  5,254,140
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


NOTE 2--INVESTMENTS

        At September 30, 2001, the Company held $17.1 million of held-to-maturity investments in U.S. government agency bonds and high-grade certificates of deposit stated at amortized cost, with a weighted-average yield of 4.8%. At September 30, 2001, amortized cost approximated fair value. Interest income is recognized using the straight-line method over the lives of the securities. The face value and maturity schedule of the securities is as follows:

        First Quarter 2002..............................    $       6,568,000
        Second Quarter 2002.............................           10,000,000
                                                            -----------------
        Total...........................................    $      16,568,000
                                                            =================


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


NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

        In the third quarter of 2001, the Company recorded a non-cash charge of approximately $1.6 million related to options issued to employees in 2000. The Company will incur additional non-cash charges of approximately $7.7 million for these options over the vesting period as follows: Fourth Quarter 2001-$1.6 million, 2002-$4.1 million and 2003-$2.0 million.

        In the third quarter of 2001, the Company also incurred a non-cash charge of $48,530 related to warrants issued to affiliates. The Company will incur additional non-cash charges of approximately $456,454 for the warrants over the vesting period as follows: Fourth Quarter 2001-$129,320 and 2002-$327,134.

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

        We incurred net losses in the third quarter of 2001 and 2000 of $5,224,571 and $11,227,070, respectively. As of September 30, 2001, we had an accumulated deficit of $33,533,448. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:

                                                                                                NON-CASH
                                                                             NET LOSS            CHARGES
                                                                             EXCLUDING             AND
                                                                             NON-CASH           PREFERRED         ACCUMULATED
                                                                              CHARGES           DIVIDENDS           DEFICIT
                                                                              -------           ---------           -------
Period from January 1, 1999 (inception) to June 30, 2000........        $    (2,237,759)  $      (1,424,757)  $     (3,662,516)
Period from July 1, 2000 to December 31, 2000*..................             (3,677,221)        (11,511,505)       (15,188,726)
Period from January 1, 2001 to September 30, 2001...............             (8,546,950)         (6,135,256)       (14,682,206)
                                                                        ---------------   -----------------   ----------------
Cumulative Amount From Inception................................        $   (14,461,930)  $     (19,071,518)  $    (33,533,448)
                                                                        ===============   =================   ================

----------------
*       Our initial public offering was completed on August 9, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

        Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

        Product Development and Marketing Expenses. Product development and marketing expenses were $1,504,203 for the three months ended September 30, 2001. These expenses include business development and marketing activities and efforts to customize our technology in accordance with our agreements with Ballard and DaimlerChrysler as well as for general business development. We did not incur product development and marketing expenses in the three months ended September 30, 2000.

        General and Administrative Expenses. General and Administrative expenses were $1,278,646 for the three months ended September 30, 2001 compared to $1,017,346 in the three months ended September 30, 2000, an increase of $261,300. This was due largely to the full impact of the establishment of our financial, administrative and investor relations' organizations during the latter half of 2000. Occupancy costs also increased as we expanded our facilities in 2001.

        Non-cash Charges. Non-cash charges were $1,667,100 for the three months ended September 30, 2001 compared to $8,947,378 in the three months ended September 30, 2001, a decrease of $7,280,278. The decrease was primarily related to non-cash charges for company stock options granted to board of directors and advisory board members and a one-time issuance of common stock in connection with the termination of a royalty agreement in conjunction with our initial public offering, which was completed in August 2000. The charges recorded during the third quarter of 2000 included $4,210,473 for the grant of company stock options to employees and board members below market, the fair value of options issued to non-employees of $2,667,935 and $2,068,970 for the issuance of common stock in connection with the termination of the royalty agreement. This compares to non-cash charges of $1,667,100 recorded during the third quarter of 2001 for the grant of company options below market to employees and non-employees.

        Depreciation and Amortization. Depreciation and amortization was $116,027 for the three months ended September 30, 2001 compared to $99,151 in the three months ended September 30, 2000, an increase of $16,876. The increase in depreciation and amortization was primarily related to the addition of laboratory equipment since September 30, 2000. We expect depreciation and amortization to continue to increase as we purchase additional property, plant and equipment to support our expansion plans.

        Research and Development Expenses. Research and development expenses were $906,541 for the three months ended September 30, 2001 compared to $667,511 in the three months ended September 30, 2000, an increase of $239,030. The increase was primarily attributable to increased staffing and research projects required to further the development of our technology.

        Interest Income. Net interest income was $247,946 for the three months ended September 30, 2001 compared to $230,440 in the three months ended September 30, 2000, an increase of $17,506. The increase in net interest income was the result of higher average cash balances outstanding for the three months ended September 30, 2001. Our initial public offering was successfully completed on August 9, 2000. As a result, the funds raised were not outstanding for the entire quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

        Revenues. To date, we have not recognized any revenues related to the sale or license of our technology.

        Product Development and Marketing Expenses. Product development and marketing expenses were $3,672,240 for the nine months ended September 30, 2001. These expenses include business development and marketing activities and efforts to customize our technology in accordance with our agreements with Ballard and DaimlerChrysler as well as for general business development. We did not incur product development and marketing expenses in the nine months ended September 30, 2000.

        General and Administrative Expenses. General and Administrative expenses were $3,495,547 for the nine months ended September 30, 2001 compared to $1,482,475 in the nine months ended September 30, 2000, an increase of $2,013,072. This was due largely to the full impact of the establishment of our financial, administrative and investor relations' organizations during the latter half of 2000. Occupancy costs also increased as we expanded our facilities in 2001.

        Non-cash Charges. Non-cash charges were $6,135,256 for the nine months ended September 30, 2001 compared to $8,947,378 in the nine months ended September 30, 2000, a decrease of $2,812,122. The decrease was primarily related to non-cash charges for company stock options granted to board of directors and advisory board members and a one-time issuance of common stock in connection with the termination of a royalty agreement in conjunction with our initial public offering, which was completed in August 2000. The charges recorded during the nine months ended September 30, 2000 included $4,210,473 for the grant of company stock options to employees and board members below market, the fair value of options issued to non-employees of $2,667,935 and $2,068,970 for the issuance of common stock in connection with the termination of the royalty agreement. This compares to non-cash charges of $6,135,256 recorded during the nine months ended September 30, 2001 for the grant of company options below market to employees and non-employees.

        Depreciation and Amortization. Depreciation and amortization was $322,350 for the nine months ended September 30, 2001 compared to $160,227 in the nine months ended September 30, 2000, an increase of $162,123. The increase in depreciation and amortization was primarily related to the addition of laboratory equipment since September 30, 2000. We expect depreciation and amortization to continue to increase as we purchase additional property, plant and equipment to support our expansion plans.

        Research and Development Expenses. Research and development expenses were $2,029,244 for the nine months ended September 30, 2001 compared to $1,328,490 in the nine months ended September 30, 2000, an increase of $700,754. The increase is primarily attributable to increased staffing and research projects as required to further the development of our technology.

        Interest Income. Net interest income was $972,431 for the nine months ended September 30, 2001 compared to $211,142 in the nine months ended September 30, 2000, an increase of $761,289. The increase in net interest income was the result of higher average cash balances outstanding for the nine months ended September 30, 2001. Our initial public offering was successfully completed on August 9, 2000. As a result, the funds raised were not outstanding for the entire nine months ended September 30, 2000.

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

        Also in October 2000, we granted Ballard a warrant to purchase up to 400,000 shares of our common stock, which will be recorded at its fair value on the warrant vesting date (as defined). If the warrant vesting date occurs, we would record the warrants at their fair value using the Black-Scholes method of valuation. We believe that the warrant vesting date will likely occur in 2002.

        As of September 30, 2001, we had $5,254,140 million in cash and cash equivalents and short-term investments of $17,090,194. Cash used in operations totaled $7,290,924 and $2,445,699 in the nine months ended September 30, 2001 and 2000, respectively, and related to funding our net operating losses.

        Investing activities used cash of $17,589,887 and $462,383 in the nine months ended September 30, 2001 and 2000, respectively. Investing activities in 2001 consisted primarily of purchases of U.S. government agency bonds and commercial certificates of deposit to protect against interest rate risk. Additionally, we purchased laboratory equipment and accessories necessary for the continuation of our research and development activities and incurred additional patent registration costs. We expect to continue to make significant investments in research and development and our administrative infrastructure, including the purchase of property, plant and equipment to support our expansion plans. We continue to register and pursue patents on our technology.

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

                                     PART II


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

                None.

        (b)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MILLENNIUM CELL INC.

                                              By: /s/  NORMAN R. HARPSTER, JR.
                                                  ------------------------------
                                                       Norman R. Harpster, Jr.
                                                   Vice President--Finance and
                                                     Administration and Chief
                                                         Financial Officer

November 9, 2001