Form 10-K
period 2001-12-31
MILLENNIUM CELL INC
filed 2002-03-25
CIK 1114872

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates as of March 1, 2002 was $70,201,795.

     The number of shares outstanding of the registrant's common stock as of March 1, 2002 was 27,307,077.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated March 25, 2002 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 18, 2002 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

   ITEM                             DESCRIPTION                           PAGE
   ----                             -----------                           ----
PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................    9
Item 3.     Legal Proceedings...........................................    9
Item 4.     Submission of Matters to a Vote of Security Holders.........    9

PART II
Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters.........................................   10
Item 6.     Selected Financial Data.....................................   10
Item 7.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................   11
Item 8.     Financial Statements and Supplementary Data.................   17
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   17

PART III
Item 10.    Directors and Executive Officers of the Registrant..........   17
Item 11.    Executive Compensation......................................   17
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   17
Item 13.    Certain Relationships and Related Party Transactions........   17

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   18

     This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of a commercially viable hydrogen fuel storage and delivery system, (ii) the cost and commercial availability of components, parts and quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) price competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery system, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts and (vii) other factors discussed herein under the caption "Investment Considerations" and other factors detailed from time to time in our filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     We were formed as a Delaware limited liability company in 1998, organized and began operations on January 1, 1999 and converted into a Delaware corporation on April 25, 2000. We are an emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source.

OUR HYDROGEN STORAGE AND DELIVERY TECHNOLOGY

     We have developed and applied for patents for a proprietary process called Hydrogen on Demand(TM) that safely generates pure hydrogen from environmentally friendly raw materials. Our technology can be used to generate hydrogen for use by fuel cells in the production of electricity, generate hydrogen for use by modified internal combustion engines, and power longer-life batteries. In the proprietary process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen or produces electricity. The primary input components of the reaction are water and sodium borohydride, a derivative of borax, which is found in substantial natural reserves globally.

     In its simplest form, our sodium borohydride technology provides the ability to store and transport hydrogen in a liquid or solid substance. Because hydrogen provides the energy used by fuel cells to create electricity, this is the equivalent of transporting clean electricity as a liquid or solid -- safely and conveniently. To put this in another perspective, an aqueous solution containing 35% by weight sodium borohydride and water can fuel a fuel cell with an energy density that is equal to or greater than that of gasoline for an internal combustion engine.

     Our solution of sodium borohydride in water creates a fuel that delivers a non-flammable, energy dense and convenient source of hydrogen to power fuel cells or internal combustion engines. To generate hydrogen, the fuel is pumped over a catalyst. The catalyst is typically a non-volatile noble metal, a chemical group that includes ruthenium and cobalt. Once in contact with the catalyst, the sodium borohydride reacts to form hydrogen gas, which can be used immediately or stored in a tank. The byproducts of our hydrogen-generating process are primarily heat and borax, a type of sodium borate, which can be recycled to form sodium borohydride.

     The hydrogen-generating chemical reactions used in our process eliminate the pollutants and undesirable emissions of typical hydrocarbon-based energy systems, which combust fossil fuels such as gasoline, natural gas and diesel. Sodium borohydride-based energy systems have favorable energy density, power-to-weight and volume characteristics when compared to the mobile hydrogen power sources now in use. Based on our laboratory tests, we believe that batteries using our patented sodium borohydride process can deliver more potential energy per unit of both weight and volume than batteries on the market today.

     We have used our hydrogen generation system to power an operating series-hybrid sports utility vehicle and two other vehicles, including a fuel cell vehicle and a former New York City taxicab that burns hydrogen in its internal combustion engine. We believe that sodium borohydride fuel could be distributed for transportation purposes through fleet refueling centers, and eventually in the future through the existing network of neighborhood gasoline stations. We have also designed and produced single use power cells that use our proprietary system that could provide electricity for the portable power markets, including laptop computers, cellular telephones, hearing aids, personal organizers and other portable devices.

ADVANTAGES OVER EXISTING HYDROGEN STORAGE TECHNOLOGIES

     We believe that the Company's hydrogen generation technology and its underlying characteristics of safety, portability and environmental compatibility make it an attractive alternative to existing technologies for many applications. We believe our core competitive advantage is that our technology solves two critical problems related to the use of hydrogen as a fuel: generation and storage. Our Hydrogen on Demand(TM) system stores the energy of hydrogen in the chemical, as a dry powder or an inert, non-flammable liquid. Hydrogen is released only when it is needed, and because it is consumed on demand, no storage technology is required. We believe that this is a considerable advantage when compared to other means of generating and storing hydrogen.

     We believe that our proprietary Hydrogen on Demand(TM) hydrogen generation system offers advantages for use in fuel cells over other methods of generating hydrogen fuel which often require the storage of hydrogen in bulky and potentially explosive tanks or consume polluting hydrocarbon fuels in chemical reformation processes. Current methods of storing significant amounts of hydrogen in vehicles require use of large tanks of liquid (cryogenic) or compressed gaseous hydrogen. For a 3,000-pound automobile to achieve a range of 300 miles using a proton exchange membrane ("PEM") fuel cell system, the equivalent of 32 twenty-five pound tanks (weighing 800 lbs.) of compressed gaseous hydrogen at 3,600 psi would be required. For cryogenically stored hydrogen, the weight drops significantly. However, even though the weight of the overall system decreases, the overall energy efficiency does too, as approximately two-thirds of the total energy of the cryogenically stored hydrogen is required to liquefy the hydrogen. Both of these systems are cumbersome, voluminous and potentially hazardous, as an accident that damages a full tank of either liquid or gaseous hydrogen might result in an extremely powerful explosion. To date, we are unaware of any other methods for storing significant amounts of hydrogen in a compact, lightweight and safe manner.

     Advantages of our system are both environmental and economic, as our system is not complex and we envision the ability to retain in use much of the current infrastructure now used for distribution of transportation fuels. The recycling process to regenerate the spent fuel into sodium borohydride is envisioned to be feed stock neutral -- meaning that the least expensive locally available source of energy can be used, including natural gas, waste oil, coal, hydroelectric, geothermal, nuclear or solar energy. If carbon fuels are used in the regeneration process, the emissions associated with these fuels are concentrated locally and can be controlled as a single point source, unlike conventional gasoline burning automobiles, which scatter emissions throughout an area with no real method of control.

     Hydrocarbon fuels such as gasoline, when combusted, release into the atmosphere carbon monoxide and carbon dioxide, both pollutants. Additional pollutants are also created, such as oxides of nitrogen -- a key component of smog. By contrast, our process uses no carbon, while still taking advantage of the significant power potential of hydrogen. Neither of the reaction's byproducts, water and borax, is a pollutant. There is no "exhaust" in the conventional sense -- water is harmlessly vented into the air as steam. The byproduct captured in our system can be recycled into sodium borohydride, the key input in our process.

     Fossil fuel reformers produce hydrogen from methane, gasoline, natural gas or other fossil fuels. As compared to Hydrogen on Demand(TM), this technology results in lower purity hydrogen and creates polluting emissions from the carbon, sulfur and nitrogen compounds inherent in the fossil fuel. Additionally, hydrogen from reformers contains carbon monoxide, which if not removed, will poison fuel cells. Reformers have high system complexity and correspondingly high capital costs. Finally, hydrogen generated from fossil fuels must still be stored, either compressed in cylinders or liquefied and stored as a cryogenic liquid. Both of these storage mechanisms have limited consumer appeal, particularly for transportation and residential power applications.

     Metal hydrides are another option for storing the energy produced by hydrogen. However, metal hydride systems still require an infrastructure for hydrogen gas and require a source of heat to desorb hydrogen. Electrolysis is also used to generate hydrogen from water, but provides no means of storing it. These systems also consume electricity in the process, with low conversion efficiency and are designed only for stationary use.

MARKET OPPORTUNITY FOR OUR TECHNOLOGY

     The events of September 11(th) underscored the need for increased energy independence in the United States and have contributed to the elevation of energy issues in national priorities. President Bush's Freedom Car initiative demonstrates the depth of the government's interest in fuel cell development for transportation. The current administration has also announced a proposal for overall reduction of CO2 emissions. With energy issues center stage both from a geopolitical and an environmental standpoint, 2002 will be a year ripe with opportunities to demonstrate how Hydrogen on Demand(TM) can contribute to both national objectives: cleaner energy created within our own borders.

     Government authorities in North America, Europe and Japan continue to impose stringent environmental standards generally and have increased support for the development of clean and efficient technologies to significantly improve or replace existing combustion-based technologies. While environmental considerations provided the initial impetus for automobile manufacturers to seek alternatives to the use of the internal combustion engine, we believe that these manufacturers are beginning to recognize that fuel cell powered vehicles will provide consumers with higher fuel efficiency, lower noise and vibration, enhanced passenger comfort and performance and new vehicle design options, and potentially lower capital and maintenance costs.

     An immediate market opportunity exists in the growing worldwide consumer demand for quiet, clean and environmentally friendly products in the distributed generation markets. Promising applications include portable power and uninterrupted power source (UPS) products for use in densely populated areas where noise pollution is a significant concern and for use indoors or in other areas where high noise and high emissions of internal combustion engine generators pose significant problems. We believe that public concern over pollution is focusing attention on the use of environmentally cleaner methods of power generation that can use non-renewable natural resources more efficiently.

  Transportation Markets

     The transportation market continues to be driven by mandates associated with emissions. In North America, the California regulations (which mandate certain percentages of automobiles sold in the state to meet zero and/or low emissions levels), are motivating vehicle manufacturers worldwide to accelerate efforts to produce environmentally-friendly, clean, and efficient vehicles such as fuel cell powered vehicles and battery-powered vehicles. We expect further mandates will impact marine vessels using diesel-powered engines and we are focused on identifying opportunities where fuel cells and our very unique hydrogen fuel proposition may be used.

     The year 2001 marked a number of accomplishments for the company in the transportation market. In December, our partner DaimlerChrysler announced the Natrium(R) Town and Country mini-van which is powered by a fuel cell using our Hydrogen on Demand(TM) hydrogen storage fuel system. The announcement culminated a year long effort to meet technical milestones and provide a fuel system fully integrated on board which allows DaimlerChrysler to safely store the equivalent of 300 miles worth of fuel with no loss of passenger storage space. In addition, we have agreed to provide PSA Peugeot Citroen two prototype Hydrogen on Demand(TM) fuel systems for onboard integration into their current all battery-powered taxicab. This agreement should produce our first revenue from the transportation segment. To date, we are meeting all of the identified milestones in the program. The Hydrogen on Demand(TM) fuel system may provide valuable range extension for the vehicle when used in conjunction with a small fuel cell.

     Earlier in the year, we agreed to provide Ford Motor Company a prototype Hydrogen on Demand(TM) fuel system for evaluation in the Ford Research Laboratories. This program and discussions are ongoing.

     Our company has continued efforts internally to demonstrate feasibility of Hydrogen on Demand(TM) fuel systems in transportation applications. During 2001, we successfully completed the "Genesis" vehicle and were able to drive it more than 400 miles on a combination of battery and fuel cell power on a single tank of fuel. More than 300 of these 400 miles came from the Hydrogen on Demand(TM) system alone.

     We continue to believe that the stream of hydrogen we produce from Hydrogen on Demand(TM) fuel systems provides unique benefits when burned in an internal combustion engine. The warm, 100% relative humidity stream, when combined with our safe and highly efficient storage density, offers attributes which no other hydrogen storage mechanism we are aware of can currently provide. In late 2001, we completed the onboard integration of the Hydrogen on Demand(TM) fuel system in a Crown Victoria vehicle that had originally been designed to run on compressed natural gas. The vehicle is now being powered by hydrogen. We will continue this effort to further determine the unique benefits that our stream of hydrogen offers in reducing emissions.

     During 2002, we expect an on-road demonstration of Hydrogen on Demand(TM) in the Natrium(R) at the California Fuel Cell Partnership. We are focused on helping our partners, like DaimlerChrysler and PSA Peugeot Citroen, successfully demonstrate vehicles and in forming new partnerships for future demonstrations which build on these early successes. As we begin these demonstrations, we are supporting our partners with the fuel infrastructure. We are also working to provide mixed fuel at the point of use as well as providing for return of the discharged fuel (borate solution) safely and in an environmentally correct way. U.S. Borax, with whom we have a joint development agreement, has agreed to help with the disposal of the borate solution by absorbing it into their operations worldwide and re-using it. This agreement will be adequate to handle the quantities of discharged fuel that are likely to be generated near-term. Longer-term, as use of the fuel becomes widespread, we anticipate the construction of recycling facilities to regenerate the borate solution into fresh fuel.

     We will continue our efforts in 2002 to develop partnerships and to participate in new demonstrations not only in automotive fuel cell applications, but also in hydrogen burning internal combustion engine applications. We are also working to develop applications in a number of different areas, including marine, personal transportation (bicycles and scooters), heavy-duty truck (onboard auxiliary power), and fuel cell powered bus fleets, golf carts and forklift trucks.

  Distributed Generation Markets

     There is a growing worldwide consumer demand for quiet, clean power. The largest applications include portable and stationary power generators and power sources for small consumer electronics devices. In each of these markets, users demand power that is clean, reliable, quiet, affordable and packaged efficiently.

     Portable power generators are commonly used in densely populated areas where noise pollution is a significant concern and indoors or in other areas where the high noise and high emissions of internal combustion engine generators pose significant problems. We believe that portable power generators fueled by the Hydrogen on Demand(TM) system will have advantages over existing portable generators and can provide consumers with the power they need in a package that is small and durable with low noise and emissions, particularly in comparison to diesel fueled generators.

     In October 2000, we entered into a product development agreement with Ballard Power Systems to further develop our proprietary hydrogen generation system for use with Ballard's portable power fuel cell products. As part of that agreement, upon the successful commercial development effort, we will grant a license to Ballard to use our hydrogen generation technology in its portable products. Ballard has paid us

$2.4 million as an advance for prospective royalties under the license. Under the agreement, we have granted Ballard a warrant to purchase up to 400,000 shares of our common stock.

     Stationary power generation has experienced rapid growth due to the demand for reliable power to critical use applications. Primarily driven by standby power for telecommunications systems, Internet data centers and health care facilities, the reliable power market has increased demand by 30% annually(1). Hydrogen fuel and fuel cells are capable of providing a more favorable economic and space utilization solution than incumbent lead-acid batteries. We believe our Hydrogen on Demand(TM) system can deliver a safe, high energy density and low cost solution to fueling fuel cells for these applications.

     We believe that the highest growth battery segment is that which includes advanced commercial rechargeable and disposable battery technologies powering portable consumer electronics products such as cell phones, notebook computers and digital imaging devices. For these devices, hydrogen-fueled fuel cells offer the potential for longer runtimes and more convenient refueling than batteries. We believe our Hydrogen on Demand(TM) system has significant potential in these markets due to its unique safety characteristics, high energy density and low fuel and system cost.

  Battery Markets

     Our boron-based technology may be adapted for production of batteries. We believe that batteries based on our technology would have a higher energy density by volume and weight than batteries currently in use, and thus would be lighter and smaller. As a result, we believe our battery technology could capitalize on the trend towards smaller and lighter products in the consumer electronics industry.

     The initial markets for these technologies we intend to focus on will likely be to meet the needs of military power sources where a premium is placed on high performance. We believe there is also opportunity in the general-purpose battery applications including hearing aids, consumer electronics and the latest communications, imaging and portable computing devices that are projected to demand continually higher energy density power sources.

  Supply Chain

     Our supply chain plan is focused primarily on the global joint development and licensing of a proprietary process for the manufacture and regeneration of sodium borohydride with large, industrial partners including borate producers, industrial hydrogen providers, chemical providers, and major energy producers (including oil, gas, and electricity companies). If market acceptance of our technology increases in the transportation, portable power and battery markets, we believe that this increase in demand for sodium borohydride will result in the need for additional global manufacturing capacity. By licensing our process, we believe a significant revenue stream could be generated. The goal of our research and development efforts in the area of sodium borohydride production is to lower raw material costs by significantly reducing the amount of sodium that is required in the current manufacturing process, as sodium is an expensive component of the process.

     We also seek to ensure the short-term and long-term supply of sodium borohydride for energy applications. This will involve collaboration with present and future producers of this chemical. In addition, we will continue to evaluate ways to ensure an affordable supply of sodium borohydride to our potential partners and customers. During 2001, we signed joint development agreements with System Consulting, U.S. Borax and Air Products and Chemicals. We believe partnerships like these may lead to an affordable, adequate supply of sodium borohydride to support commercialization of products that utilize our technology.

     Sodium borohydride is currently a specialty chemical that is produced by a few manufacturers located in the United States and Europe. We believe that we can successfully compete in the portable power markets with sodium borohydride at its current price, however, it will be necessary to scale-up production of the chemical to be cost competitive in the transportation markets. In 2002, we plan to construct a process

---------------

(1) According to "From Fuel Cells to Flywheels", Thomas Weisel Partners, August 2001.

demonstration unit to demonstrate the viability of cost-effective mass production of sodium borohydride through economies of scale and improved manufacturing efficiencies.

OUR STRATEGY

     Our goal is to convert what we believe to be a superior technology in our sodium borohydride chemistry from the development and demonstration stage to commercialization. We believe that the characteristics of our sodium borohydride technology will capitalize on the growing need for a safe method of storing and releasing hydrogen across a variety of markets, a higher energy output alternative fuel and the necessity of preserving the environment. To achieve our goal, we have implemented the following strategy:

     - Pursue Ventures with Fuel Cell Companies and Original Equipment Manufacturers (OEM) of Power Equipment. We are pursuing ventures with manufacturers of fuel cells and power equipment. We believe that our Hydrogen on Demand(TM) system will provide a solution for existing fuel cell companies that cannot produce hydrogen as safely or as efficiently. We will seek to leverage these relationships to further our brand awareness and decrease the time to commercialization.

     - Continue to Build Relationships with the Transportation Manufacturing Community. We are pursuing relationships with automotive manufacturers and component system providers because we believe they will be the key to capitalizing on transportation opportunities in the future. As many of the top tier global automotive manufacturers continue to allocate resources to research and development of alternative fuel technologies, we believe that our technology will be an attractive choice and could position our technology as a leader in the alternative fuel market.

     - Build Relationships with Stationary and Portable Power Generation OEMs and System Integrators. We plan to pursue relationships with manufacturers of portable power sources and standby power generators. We believe our technology can be used to deliver hydrogen as a fuel for modified internal combustion engines, which could significantly reduce emissions currently generated by diesel fuel. We also believe that our Hydrogen on Demand(TM) system, when used in conjunction with a small fuel cell can provide a more economically favorable solution than lead acid batteries. We believe our technology will be uniquely positioned to deliver a safe and clean hydrogen source for indoor and outdoor applications.

     - Build Relationships with Fleet Operators. We plan to pursue opportunities with operators of fleets of vehicles. Fleet vehicle operations are an ideal application for our technology because of the high volume of consumption and the number of vehicles serviced through a single location.

     - Develop Strategic Relationships with Key Battery Manufacturers. We are pursuing relationships with key battery manufacturers. We believe such relationships, if developed, could facilitate the commercialization, distribution and consumer acceptance of our fuel technology and batteries based on our boron chemistries that may be developed in the future.

     - Lower the Costs of Sodium Borohydride. Sodium borohydride is currently a specialty chemical that is produced by a few manufacturers located in the United States and Europe. We believe that we can compete in the portable power markets at the current price of sodium borohydride, but it will be necessary to scale-up production of the chemical to be cost competitive in the transportation markets. We have filed patent applications for the primary production and regeneration of sodium borohydride. We believe that this new chemistry will lower the cost of sodium borohydride by reducing or eliminating some of the costly raw materials that are required to manufacture sodium borohydride using the current process. In 2002, we plan to construct a process demonstration unit. We plan to demonstrate the viability of cost-effective mass production of sodium borohydride through economies of scale and improved manufacturing efficiencies exhibited by our process demonstration unit.

     - Advance our Proprietary Technology. Through commercial development, we continue to advance our proprietary technology. We believe that our continuing efforts in this area will allow us to establish technological leadership in our target markets, while also positioning us to potentially develop applications for other markets.

     - Develop Market Awareness Generally. We have relationships with state and federal governmental agencies and are also involved in several hydrogen and environmentally conscious organizations and events. Through these continuing relationships, we believe that our technology will become more visible to a broader group of individuals and companies in our target markets.

INTELLECTUAL PROPERTY RIGHTS

     Our intellectual property strategy is to identify key intellectual property developed by us in order to protect it appropriately. In addition, we seek to use and assert such intellectual property to our competitive advantage. We rely on a combination of patents, trade secrets, trademarks, and license and nondisclosure agreements to protect our proprietary technology.

     We use patents as the frontline means of protecting our technological advances and innovations, such as our proprietary hydrogen generators, fuel cell designs, components, materials, operating techniques and systems and, therefore, the enforcement of our patents is critical to our business. We have adopted a proactive approach to identifying patentable inventions and securing patent protection through the timely filing and aggressive prosecution of patent applications. Patent applications are filed in the United States and internationally, in countries carefully chosen based on the likely value and enforceability of intellectual property rights.

     We own three U.S. and four non-U.S. patents, which cover a wide variety of devices, systems, uses and applications for various boron chemistries. We have filed an additional 10 U.S. and 29 non-U.S. patent applications. We have also filed three U.S. trademark applications. Our earliest patent expires in 2015 and the most recently filed applications, if issued, will not expire until 2021.

     Our intellectual property program includes a strong competitor-monitoring element. We actively monitor the patent position, technical developments and other activities of companies operating in all of the potential markets for our products. We expect activities relating to assertion and enforcement of our intellectual property rights to increase as the market develops.

COMMERCIALIZATION PROCESS

     In the near-term, we do not anticipate manufacturing on a large-scale. Our initial focus is in the portable power and automotive areas, and is based on our belief that we will be able validate our technology. Once this is accomplished, we will seek partnerships with fuel cell companies and others in the portable power market and with automotive original equipment manufacturers ("OEMs") or their suppliers. Our business focus will be on licensing our hydrogen generation technology with vehicle manufacturers, utilities and other companies requiring fuel cell technologies. Over the next several years, our current plans for commercialization are as follows:

     - Commercial Testing and Licensing for Hydrogen Generation Systems. We intend to seek additional relationships, such as our agreements with DaimlerChrysler and Ballard, to test our system in vehicle and other fuel cell applications. If we can successfully complete demonstration units, we will attempt to develop stronger relationships with OEMs and with a view to entering into licensing arrangements.

     - Regeneration of Sodium Borohydride from Sodium Borate. We believe we can develop a small-scale demonstration unit for regenerating sodium borohydride. This feature will be an important step in the effort to reduce overall cost of the sodium borohydride system, whether for vehicles or portable power. Development of the infrastructure for large-scale production of sodium borohydride would need to follow.

     - Distribution of Sodium Borohydride Fuel. We are working to develop fuel distribution mechanisms for distributed generation and transportation applications. We believe that because our fuel is a liquid, much of the existing transportation fuel delivery infrastructure can be retained.

     - Research, Development and Engineering. This is a current aspect of our business, and we will continue to pursue the research and development of sodium borohydride for the foreseeable future as a source of hydrogen, for use directly in fuel cells and for other potential markets.

RESEARCH AND DEVELOPMENT

     Our research team focuses on improving our sodium borohydride characteristics for use as a hydrogen source as well as in direct fuel cell technology by working to optimize cost performance of materials and processes. In order to most effectively achieve these plans, our facility in Eatontown, New Jersey houses sophisticated research and development equipment.

COMPETITION

     The Company's hydrogen generation and storage technology is versatile and can be customized for use in many applications and geographic markets. Due to the number of potential applications and markets in which the Company's technology can be used, it is difficult to identify a specific competitor or group of competitors or estimate the size of the eventual primary markets for our technology. We evaluate new and interesting applications for our technology on a continuous basis. As stated elsewhere in this Form 10-K, we intend to focus in the near-term on developing and demonstrating our technology for use in multiple markets, including the transportation, distributed generation and battery markets. As our business development and product demonstration activities continue, we may be able to better identify our primary markets and our competitors within these markets.

     Due to political and environmental concerns, there is great interest in the development of hydrogen technology and products. This interest may cause companies and individuals to attempt to develop hydrogen generation and storage technology, resulting in increased competition. These potential competitors may possess significantly more resources, both financial and otherwise. As discussed above, we believe that the Company's hydrogen generation technology possesses attractive characteristics that give it a competitive advantage over many alternative hydrogen technologies, however, there can be no assurances that we will successfully compete with potential new technologies or be able to fund the commercialization of our technology on a mass scale.

RAW MATERIALS

     Sodium borohydride is manufactured from a base material called borax. There are approximately 600 million metric tons of borax raw materials worldwide, and the United States is among the largest holders of borax reserves in the world. Borax is most commonly found in dried lake or sea beds, and it is mined at the surface using drag lines, whereby buckets are continuously dragged across the ground scraping borax from the surface. Currently, a few manufacturers make sodium borohydride as a specialty chemical. Despite the great quantities of reserves and current annual production of borax, there are few commercial applications that require sodium borohydride today. The most common application for sodium borohydride is for use as a bleaching agent in the paper industry. Up until now, the relatively limited commercial uses of sodium borohydride have allowed manufacturing to continue using technology from the early 1900's.

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

HUMAN RESOURCES

     As of February 28, 2002, we had a total staff of 53 employees, including 52 full-time employees, of which 37 are scientists, engineers and other professionals. We plan to increase our staff to 63 employees by the end of 2002.

ITEM 2.  PROPERTIES.

     Our principal offices are located at 1 Industrial Way West, Eatontown, New Jersey 07724, currently occupying 32,500 square feet. In April 2001, we amended our lease agreement to provide for the expansion of our principal offices in adjacent facilities comprised of additional laboratories and offices. As of November 2001, we occupied all facilities contemplated in the lease agreement. We will need to purchase additional equipment and furnishings for our new labs and to complete a process demonstration unit to produce sodium borohydride.

     Our amended lease will expire in 2008, with five and three year options to renew through 2016. We believe that the current facilities will be sufficient for our operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we may be involved in litigation relating to claims arising in the normal course of business. We do not believe that any such litigation would have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended December 31, 2001, no matter was submitted to a vote of our stockholders.

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

                                                               COMMON STOCK
                                                                  PRICE
                                                              --------------
FISCAL YEAR ENDING DECEMBER 31, 2001                           HIGH     LOW
                                                              ------   -----
                                                              $12.50   $6.09
First quarter...............................................
                                                              $12.70   $5.81
Second quarter..............................................
                                                              $ 9.50   $3.45
Third quarter...............................................
                                                              $ 6.00   $3.00
Fourth quarter..............................................

FISCAL YEAR ENDING DECEMBER 31, 2000
                                                              $24.00   $7.56
Third quarter (from August 9, 2000).........................
                                                              $23.19   $7.75
Fourth quarter..............................................

     As of March 01, 2002, there were approximately 97 holders of record of our common stock. The closing sale price of our common stock on March 1, 2002 was $3.70 per share.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected historical financial data for the twelve months ended December 31, 2001, 2000 and 1999 (year of inception). Our selected financial data should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Form 10-K.

                                                                           PERIOD FROM
                                  TWELVE MONTHS       TWELVE MONTHS      JANUARY 1, 1999     CUMULATIVE
                                      ENDED               ENDED          (INCEPTION) TO     AMOUNTS FROM
                                DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999    INCEPTION
                                -----------------   -----------------   -----------------   ------------
STATEMENT OF OPERATIONS DATA
Product development and
  marketing...................    $  5,513,172        $         --         $        --      $  5,513,172
General and administrative....       4,726,543           3,173,393             164,953         8,064,889
Non-cash charges..............       7,341,461          10,785,381                  --        18,126,842
Depreciation and
  amortization................         473,031             256,820              57,007           786,858
Research and development......       2,624,823           2,131,684             820,128         5,576,635
                                  ------------        ------------         -----------      ------------
Total operating expenses......      20,679,030          16,347,278           1,042,088        38,068,396
                                  ------------        ------------         -----------      ------------
Loss from operations..........     (20,679,030)        (16,347,278)         (1,042,088)      (38,068,396)
Interest income, net..........       1,226,701             678,194              10,811         1,915,706
                                  ------------        ------------         -----------      ------------
Net loss......................     (19,452,329)        (15,669,084)         (1,031,277)      (36,152,690)
Preferred stock
  amortization................              --           2,150,881                  --         2,150,881
                                  ------------        ------------         -----------      ------------
Net loss applicable to common
  stockholders................    $(19,452,329)       $(17,819,965)        $(1,031,277)     $(38,303,571)
                                  ============        ============         ===========      ============
Loss per share -- basic and
  diluted.....................    $       (.71)       $       (.69)        $      (.04)     $      (1.51)
                                  ============        ============         ===========      ============

                                DECEMBER 31, 2001   DECEMBER 31, 2000
                                -----------------   -----------------
BALANCE SHEET DATA
Total assets..................    $ 20,239,973        $ 31,396,245

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

OVERVIEW

     We have patented and developed a proprietary process called Hydrogen on Demand(TM) that safely generates pure hydrogen or electricity from environmentally friendly raw materials. In the process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen or produces electricity. The primary input components of the reaction are water and sodium borohydride, a derivative of borax, which is found in substantial natural reserves globally. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. We also have a patented design for boron-based longer-life batteries.

     Our goal is to convert our technology from the research and development stage to commercialization. Such potential revenue for the next several years is likely to include upfront license fees, sales of prototypes, research contracts with various federal, state and local agencies or through collaborations with other companies, and royalty payments or joint venture revenue from licensees or strategic partnerships. We have not generated any commercial revenue to date but expect to recognize our first revenue in the First Quarter of 2002.

     We incurred operating losses of $20,679,030, $16,347,278 and $1,042,088 in
2001, 2000 and 1999, respectively, and we had a net loss applicable to common stockholders of $19,452,329, $17,819,965 and $1,031,277, respectively. As of
December 31, 2001 and 2000, we had an accumulated deficit of $38,303,571 and $18,851,242, respectively. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:

                                                    NET LOSS            NON-CASH
                                                   EXCLUDING           CHARGES AND       ACCUMULATED
                                                NON-CASH CHARGES   PREFERRED DIVIDENDS     DEFICIT
                                                ----------------   -------------------   ------------
Period from January 1, 1999 (Inception) to
  June 30, 2000...............................    $ (2,237,759)       $ (1,424,757)      $ (3,662,516)
Period from July 1, 2000 to December 31,
  2000*.......................................      (3,677,221)        (11,511,505)       (15,188,726)
Period from January 1, 2001 to December 31,
  2001........................................     (12,110,868)         (7,341,461)       (19,452,329)
                                                  ------------        ------------       ------------
Cumulative amount from inception..............    $(18,025,848)       $(20,277,723)      $(38,303,571)
                                                  ============        ============       ============

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

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 VERSUS 2000

     Total Revenues. During 2001 and 2000, we did not recognize any revenues related to the sale or license of our technology. We expect our first revenues to be recorded in the first quarter of fiscal 2002.

     Product Development and Marketing Expenses. Product development and marketing expenses were $5,513,172 for the year ended December 31, 2001. These expenses include business development and marketing activities and efforts to customize our technology in accordance with agreements with partners as well as for general business development. We did not incur product development and marketing expenses in the year ended December 31, 2000.

     General and Administrative Expenses. General and Administrative expenses were $4,726,543 for the year ended December 31, 2001 compared to $3,173,393 in 2000, an increase of $1,553,150. This was due largely to the full year impact of our financial, administrative and investor relation organizations (including salary and related benefits costs) established during the latter half of 2000. Occupancy costs also increased as we tripled the size of our facilities in 2001. We do not expect significant future increases in general and administrative expenses from those incurred in 2001.

     Non-cash Charges. Non-cash charges were $7,341,461 for the year ended December 31, 2001 compared to $10,785,381 in 2000, a decrease of $3,443,920.
Non-cash charges recorded in 2001 were related to continuing amortization of below market options granted to employees and non-employee board members in

2000 of $5,875,136 and the fair value of warrants issued to affiliates in 2000 of $1,466,325. Non-cash charges for the year ended December 31, 2000 included a non-cash compensation charge of $5,840,780 for the grant of company stock options to employees and non-employee board members below market, the fair value of warrants issued to affiliates of $2,875,631 and $2,068,970 for the issuance of common stock in connection with the termination of the royalty agreement.

     Depreciation and Amortization. Depreciation and amortization was $473,031 for the year ended December 31, 2001 compared to $256,820 in 2000, an increase of $216,211. This increase in depreciation and amortization is related to the addition of certain laboratory equipment and leasehold improvements in our newly expanded facilities. We expect depreciation and amortization to continue to increase as we invest in additional leasehold improvements and equipment to support our lab expansion plans.

     Research and Development Expenses. Research and development expenses were $2,624,823 for the year ended December 31, 2001 compared to $2,131,684 in 2000, an increase of $493,139. The increase is primarily attributable to increased staffing and research projects as required to further the development of our technology.

     Interest Income. Net interest income was $1,226,701 for the year ended December 31, 2001 compared to $678,194 in 2000, an increase of $548,507. The increase in interest income is primarily the result of higher average balances in 2001 resulting from the proceeds of the initial public offering in August 2000 coupled with our long-term investment strategy established in January 2001.

     Preferred Stock Amortization. Preferred stock amortization of $2,150,881 for the year ended December 31, 2000 represents a non-cash charge to the common stockholders in connection with the May 2000 issuance of the preferred stock at less than the initial public offering price, which was converted into common stock in August 2000.

  YEAR ENDED DECEMBER 31, 2000 VERSUS 1999

     Total Revenues. During 2000 and 1999, we did not recognize any revenues related to the sale or license of our technology.

     General and Administrative Expenses. General and administrative expenses were $3,173,393 for the year ended December 31, 2000 compared to $164,953 in 1999, an increase of $3,008,440. The increase in general and administrative expenses was related to the development of a corporate infrastructure and staffing to support regulatory reporting, benefit programs and investor relations activities.

     Non-cash Charges. Non-cash charges for the year ended December 31, 2000 included a non-cash compensation charge of $5,840,780 for the grant of company stock options to employees and board members below market, the fair value of warrants issued to affiliates of $2,875,631 and $2,068,970 for the issuance of common stock in connection with the termination of the royalty agreement. There were no such charges in 1999.

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

     Interest Income. Interest income was $678,194 for the year ended December 31, 2000 compared to $10,811 in 1999, an increase of $667,383. The change in net interest income was primarily the result of higher interest income related to a larger average cash balance resulting from the proceeds of the initial public offering in August 2000.

     Preferred Stock Amortization. Preferred stock amortization of $2,150,881 for the year ended December 31, 2000 represents a non-cash charge to the common stockholders in connection with the May 2000 issuance of the preferred stock at less than the initial public offering price, which was converted into common stock in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since the inception date, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million.

     In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. ("Ballard") as an advance for prospective royalties pursuant to a product development agreement between us and Ballard. Under certain circumstances, a portion of this advance may be refundable to Ballard. In addition, we have granted Ballard a warrant to purchase up to 400,000 shares of our common stock. Upon completion of product development, these warrants will be recorded at fair value.

     As of December 31, 2001, we had $17.4 million in cash and cash equivalents and held-to-maturity investments. Cash used in operations totaled $11,139,147, $1,525,538 and $953,363 in 2001, 2000 and 1999, respectively, and related to funding our net operating losses, partially offset by the advance for prospective royalties discussed above. In connection with the Company's amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of cash security deposit. The letter of credit was collateralized with a portion of the Company's cash, which is classified as Other Assets. The funds used for collateral will not be available for use in operations.

     Investing activities used cash of $12,751,441, $701,659 and $448,094 in 2001, 2000 and 1999, respectively. Investing activities consisted primarily of held-to-maturity investments in high-grade government bonds and bank certificates of deposit, purchases of laboratory equipment necessary for the continuation of our research and development activities, and additional patent registration costs. We expect to continue to make significant investments in product development, marketing, research and development, and leasehold improvements to our facilities and equipment to complete our facilities expansion. We will continue to register and pursue patents on our technology.

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

CRITICAL ACCOUNTING POLICIES

     Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

  Revenue Recognition

     The Company's near term revenues will be derived substantially from contracts that require the Company to deliver hydrogen generation technology, system design and prototype systems and licensing of technology for test and evaluation. It is anticipated that revenues will be recognized in the period in which the technology is delivered or licensed revenue is earned.

  Stock Options

     The Company has recorded non-cash charges in 2001 and 2000 to the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option-pricing model.

     The Company also records non cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts.

     The Company also discloses pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted for the fiscal years ended December 31, 2001 and 2000 has been estimated at the date of grant using a Black-Scholes option-pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in 2001 and 2000 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for fiscal 2001, 2000 and 1999, are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future years.

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

INVESTMENT CONSIDERATIONS

     The Company has decided to make disclosures in accordance with Item 303 of SEC Regulation S-K of important qualitative risk factors which should be considered along with those described in the Company's other filings with the Securities and Exchange Commission prior to making an investment in our common stock. Our business, the results of operations and the trading price of our common stock could be harmed by any of the following factors:

     - We are a development stage company, which has only been in business for a short time. In addition, many aspects of our business plan rest on beliefs formed by our management and have not necessarily been supported by independent sources. As a result, your basis for evaluating us is limited.

     - We have incurred substantial losses and expect losses for the foreseeable future. Accordingly, we may not be able to achieve profitability, and even if we do become profitable, we may not be able to sustain profitability.

     - We expect our future operating results to vary significantly quarter to quarter, and increase the likelihood that we may fail to meet the expectations of securities analysts and investors at any given time.

     - Future issuances of our common stock could adversely affect the trading price of our common stock.

     - We may be subject to litigation if our common stock price is volatile, which may result in substantial costs and a diversion of our management's attention and resource and could have a negative effect on our business and results of operations.

     - We may be unable to raise additional capital to complete our product development and commercialization plans. Even if we are able to raise additional capital, it may be on unacceptable terms to us, may dilute your ownership or may restrict our ability to run our business.

     - We may be unable to complete development of commercially viable hydrogen generation systems.

     - Our hydrogen generation systems may only be commercially viable as a component of other companies' products, and these companies may choose not to include our systems in their products.

     - The cost of our hydrogen generation systems needs to be lowered and we need to demonstrate their reliability or our commercialization plans may be hindered.

     - Any perceived problem while conducting demonstrations of our technology could hurt our reputation and the reputation of our products, which would impede the development of our business.

     - Some of the raw materials that the hydrogen generation systems use are expensive and are not manufactured in large quantities. Therefore, the energy produced by our systems may cost more than energy provided through conventional and alternative systems. Accordingly, our systems may be less attractive to potential users.

     - If we cannot develop and demonstrate lower cost processes for the manufacture of sodium borohydride, our commercialization plans may be hindered.

     - A mass market for sodium borohydride fuel cells, hydrogen generation systems or batteries may never develop or may take longer to develop than we anticipate.

     - We are heavily dependent on companies or governmental agencies that would include our hydrogen generation systems in their products and to develop the infrastructure required to use of our technologies in certain applications or markets.

     - Failure to meet cost or performance goals with potential customers could delay or impede commercialization of our technology.

     - Changes in environmental policies could result in automobile manufacturers abandoning their interest in fuel cell powered vehicles. This may substantially lessen the market for our products and harm the development of our business.

     - Since zero emission vehicle requirements can be met without using our sodium borohydride fuel cells, automobile manufacturers may use other technologies to meet regulatory requirements.

     - Any accidents involving our products or the raw materials used in our products could impair their market acceptance.

     - We have no experience manufacturing batteries on a commercial basis. Therefore, we may be unable to complete a commercially acceptable battery.

     - We will continue to face intense competition from alternative power technologies and may be unable to compete successfully.

     - We depend on our intellectual property and may not be able to protect the rights to that intellectual property. Our failure to protect this intellectual property could adversely affect our future growth and success.

     - Our future plans could be adversely affected if we are unable to attract or retain key personnel.

     - We do not intend to pay any dividends.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements and Financial Statement Schedule in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference is the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference is the information appearing under the caption "Common Stock Ownership of Principal Stockholders and Management" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Incorporated herein by reference is the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders.

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

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  2.1+     --  Certificate of Conversion of Millennium Cell LLC to
               Millennium Cell Inc. (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
  3.1+     --  Certificate of Incorporation of Millennium Cell Inc.
               (incorporated by reference to the Registration Statement
               filed on Form S-1, Registration No. 333-37896)
  3.2+     --  By-Laws of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1,
               Registration No. 333-37896)
  3.3+     --  Certificate of Amendment to Certificate of Incorporation of
               Millennium Cell Inc. (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
  4.1+     --  Certificate of Designations, Preferences and Relative,
               Participating, Optional and Other Special Rights of
               Preferred Stock and Qualifications, Limitations and
               Restrictions of Series A Convertible Preferred Stock of
               Millennium Cell Inc. (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
  4.2+     --  Specimen stock certificate representing the Registrant's
               Common Stock (incorporated by reference to the Registration
               Statement filed on Form S-1, Registration No. 333-37896)
 10.1+     --  Agreement for Recoverable Grant Award, dated as of April
               1999, by and between State of New Jersey Commission on
               Science and Technology and Millennium Cell LLC (incorporated by reference to the Registration Statement filed on Form
               S-1, Registration No. 333-37896)
 10.2+     --  Amended and Restated Agreement, dated as of August 1, 2000, by and among Millennium Cell Inc., GP Strategies Corporation and Steven Amendola (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
 10.3+     --  Assignment, dated as of May 24, 2000, by Steven Amendola in favor of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration
               No. 333-37896)
 10.4+     --  Employment Agreement, dated as of May 16, 2000, by and between Stephen S. Tang and Millennium Cell
               Inc.(incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)
 10.5+     --  Employment Agreement, dated as of August 2, 2000, by and between Steven C. Amendola and Millennium Cell Inc.
               (incorporated by reference to the Registration Statement
               filed on Form S-1, Registration No. 333-37896)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.6      --  Amended and Restated Millennium Cell Inc. 2000 Stock Option
               Plan, Amended effective December 1, 2001
 10.7+     --  Proprietary Rights Agreement, effective as of May 1, 2000, between DaimlerChrysler Corporation and Millennium Cell Inc.
               (incorporated by reference to the Registration Statement
               filed on Form S-1, Registration No. 333-37896)
 10.8+     --  Assignment and Assumption of License Agreement, dated as of
               December 17, 1998, by and between GP Strategies Corporation and Millennium Cell LLC (incorporated by reference to the
               Registration Statement filed on Form S-1, Registration No.
               333-37896)
 10.9+     --  Employment Agreement, dated as of September 6, 2000, by and between Millennium Cell Inc. and Norman R. Harpster, Jr.
               (incorporated by reference to the Quarterly Report filed on
               November 1, 2000 on Form 10-Q)
 10.10+    --  Lease Agreement, dated as of April 4, 2001, by and between
               Millennium Cell Inc. and Ten-Thirty Five Associates, Limited
               Partnership (incorporated by reference to the Quarterly
               Report filed on May 11, 2001 on Form 10-Q)
 10.11     --  Separation Agreement, dated as of December 11, 2001, by and between Millennium Cell Inc. and Steven C. Amendola
 10.12     --  Consulting Agreement, dated as of December 11, 2001, by and between Millennium Cell Inc. and Steven C. Amendola
 10.13     --  Confidentiality Agreement, dated as of December 11, 2001, by and between Millennium Cell Inc. and Steven C. Amendola
 23.1      --  Consent of Ernst & Young
 99.1+     --  License Agreement, dated July 31, 1997, by and between
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

     (b) Reports on Form 8-K

        There following report was filed under Form 8-K during the last quarter of the period covered by this report:

           ITEM 5.  OTHER EVENTS AND REGULATION FD DISCLOSURE.

           On December 4, 2001, Millennium Cell, Inc. announced it is making organizational changes designed to support business objectives. Included in this announcement was a change in status of our chief scientific advisor from Vice President to consultant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILLENNIUM CELL INC.

                                          By: /s/ NORMAN R. HARPSTER, JR.
                                            ------------------------------------
                                            Norman R. Harpster, Jr.
                                            Vice President -- Finance and
                                            Chief Financial Officer

Date: March 25, 2002

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----




                /s/ STEPHEN S. TANG                  Chief Executive Officer,           March 25, 2002
---------------------------------------------------    President and Director
                  Stephen S. Tang




            /s/ NORMAN R. HARPSTER, JR.              Chief Financial Officer            March 25, 2002
---------------------------------------------------
              Norman R. Harpster, Jr.




                /s/ JOHN D. GIOLLI                   Controller                         March 25, 2002
---------------------------------------------------
                  John D. Giolli




              /s/ STEVEN C. AMENDOLA                 Director                           March 25, 2002
---------------------------------------------------
                Steven C. Amendola




               /s/ G. CHRIS ANDERSEN                 Director                           March 25, 2002
---------------------------------------------------
                 G. Chris Andersen




               /s/ KENNETH R. BAKER                  Director                           March 25, 2002
---------------------------------------------------
                 Kenneth R. Baker




                /s/ WILLIAM H. FIKE                  Director                           March 25, 2002
---------------------------------------------------
                  William H. Fike




             /s/ ALEXANDER MACLACHLAN                Director                           March 25, 2002
---------------------------------------------------
               Alexander MacLachlan




                /s/ ZOLTAN MERSZEI                   Director                           March 25, 2002
---------------------------------------------------
                  Zoltan Merszei




                 /s/ H. DAVID RAMM                   Director                           March 25, 2002
---------------------------------------------------
                   H. David Ramm




               /s/ JAMES L. RAWLINGS                 Director                           March 25, 2002
---------------------------------------------------
                 James L. Rawlings

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Balance Sheet as of December 31, 2001 and 2000..............  F-3
Statement of Operations for the twelve months ended December
  31, 2001, 2000 and 1999...................................  F-4
Statement of Stockholders' Equity for the period from
  January 1, 1999 to December 31, 2001......................  F-5
Statement of Cash Flows for the twelve months ended December
  31, 2001, 2000 and 1999...................................  F-6
Notes to Financial Statements...............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Millennium Cell Inc.

     We have audited the accompanying balance sheets of Millennium Cell Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Cell Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

New York, New York
January 25, 2002

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                                              DECEMBER 31,    DECEMBER 31,
ASSETS                                                            2001            2000
------                                                        ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  6,348,763    $ 30,098,701
  Accounts receivable.......................................       129,000              --
  Prepaid expenses..........................................       352,198         188,874
  Held-to-maturity investments..............................    11,067,175              --
                                                              ------------    ------------
Total current assets........................................    17,897,136      30,287,575
Property and equipment, net.................................     1,177,483         645,852
Intangible assets, net......................................       530,706         440,074
Other assets................................................       634,648          22,744
                                                              ------------    ------------
                                                              $ 20,239,973    $ 31,396,245
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    223,101    $     11,435
  Accrued employee compensation.............................       940,837         248,010
  Accrued expenses..........................................       454,890         674,437
  Deferred income...........................................     2,528,988       2,399,988
                                                              ------------    ------------
Total current liabilities...................................     4,147,816       3,333,870

Refundable grant obligation.................................       227,522         227,522

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 authorized
     shares, none issued and outstanding....................            --              --
  Common stock, $.001 par value; authorized 40,000,000
     shares and 27,292,077 and 27,167,981 shares issued and
     outstanding as of December 31, 2001 and 2000,
     respectively...........................................        27,292          27,168
  Additional paid-in capital................................    54,140,914      46,658,927
  Deficit accumulated during development stage..............   (38,303,571)    (18,851,242)
                                                              ------------    ------------
Total stockholders' equity..................................    15,864,635      27,834,853
                                                              ------------    ------------
                                                              $ 20,239,973    $ 31,396,245
                                                              ============    ============

                            See accompanying notes.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF OPERATIONS

                                                                        PERIOD FROM
                                      TWELVE MONTHS   TWELVE MONTHS   JANUARY 1, 1999
                                          ENDED           ENDED       (INCEPTION) TO      CUMULATIVE
                                      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,      AMOUNTS FROM
                                          2001            2000             1999           INCEPTION
                                      -------------   -------------   ---------------    ------------
Product development and marketing...  $  5,513,172    $         --     $         --      $  5,513,172
General and administrative..........     4,726,543       3,173,393          164,953         8,064,889
Non-cash charges....................     7,341,461      10,785,381               --        18,126,842
Depreciation and amortization.......       473,031         256,820           57,007           786,858
Research and development............     2,624,823       2,131,684          820,128         5,576,635
                                      ------------    ------------     ------------      ------------
Total operating expenses............    20,679,030      16,347,278        1,042,088        38,068,396
                                      ------------    ------------     ------------      ------------
Loss from operations................   (20,679,030)    (16,347,278)      (1,042,088)      (38,068,396)
Interest income, net................     1,226,701         678,194           10,811         1,915,706
                                      ------------    ------------     ------------      ------------
Net loss............................   (19,452,329)    (15,669,084)      (1,031,277)      (36,152,690)
Preferred stock amortization........            --       2,150,881               --         2,150,881
                                      ------------    ------------     ------------      ------------
Net loss applicable to common
  stockholders......................  $(19,452,329)   $(17,819,965)    $ (1,031,277)     $(38,303,571)
                                      ============    ============     ============      ============
Loss per share -- basic and
  diluted...........................  $       (.71)   $       (.69)    $       (.04)     $      (1.51)
                                      ------------    ------------     ------------      ------------
Weighted -- average number of shares
  outstanding.......................    27,217,591      25,787,672       23,679,714        25,293,074
                                      ============    ============     ============      ============

                            See accompanying notes.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK          PREFERRED STOCK      ADDITIONAL                       TOTAL
                                       --------------------   ---------------------     PAID-IN     ACCUMULATED    STOCKHOLDER'S
                                         SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL       DEFICIT         EQUITY
                                       ----------   -------   --------   ----------   -----------   ------------   -------------
January 1, 1999 (inception)..........          --   $    --   $     --   $       --   $        --   $         --   $         --
  Issuance of common stock...........  17,494,392    17,494         --           --     1,232,506             --      1,250,000
  Issuance of common stock to GPS in
    exchange for assets..............   6,185,322     6,186         --           --        (6,186)            --             --
  Net loss...........................          --        --         --           --            --     (1,031,277)    (1,031,277)
                                       ----------   -------   --------   ----------   -----------   ------------   ------------
Balance at December 31, 1999.........  23,679,714    23,680         --           --     1,226,320     (1,031,277)       218,723
  Capital contribution...............          --        --         --           --       500,000             --        500,000
  Redemption of common stock held by
    GPS and termination of royalty
    agreement........................    (623,401)     (623)        --           --     2,068,763             --      2,068,140
  Issuance of preferred stock........          --        --    759,368    2,146,446            --             --      2,146,446
  Conversion of preferred stock to
    common stock.....................     759,368       759   (759,368)  (2,146,446)    2,145,687             --             --
  Amortization of preferred stock....          --        --         --           --     2,150,881     (2,150,881)            --
  Issuance of common stock from
    initial public offering..........   3,352,300     3,352         --           --    29,850,865             --     29,854,217
  Non-cash compensation charges for
    issuance of stock options........          --        --         --           --     8,716,411             --      8,716,411
  Net loss...........................          --        --         --           --            --    (15,669,084)   (15,669,084)
                                       ----------   -------   --------   ----------   -----------   ------------   ------------
Balance at December 31, 2000.........  27,167,981    27,168         --           --    46,658,927    (18,851,242)    27,834,853
  Issuance of common stock from
    exercise of options..............      48,500        48         --           --       140,602             --        140,650
  Issuance of common stock from
    exercise of warrants.............      75,596        76         --           --           (76)            --             --
  Non-cash compensation charges for
    issuance of stock options........          --        --         --           --     7,341,461             --      7,341,461
  Net loss...........................          --        --         --           --            --    (19,452,329)   (19,452,329)
                                       ----------   -------   --------   ----------   -----------   ------------   ------------
Balance at December 31, 2001.........  27,292,077   $27,292   $     --   $       --   $54,140,914   $(38,303,571)  $ 15,864,635
                                       ==========   =======   ========   ==========   ===========   ============   ============

                            See accompanying notes.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENT OF CASH FLOWS

                                                                         PERIOD FROM
                                     TWELVE MONTHS    TWELVE MONTHS    JANUARY 1, 1999
                                         ENDED            ENDED        (INCEPTION) TO      CUMULATIVE
                                     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      AMOUNTS FROM
                                         2001             2000              1999           INCEPTION
                                     -------------    -------------    ---------------    ------------
OPERATING ACTIVITIES
Net loss...........................  $(19,452,329)    $(15,669,084)      $(1,031,277)     $(36,152,690)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Depreciation and amortization......       473,031          256,820            57,007           786,858
Non-cash charges...................     7,341,461       10,785,381                --        18,126,842
Changes in operating assets and
  liabilities:
Accounts receivable................      (129,000)              --                --          (129,000)
Prepaid expenses and other
  assets...........................      (186,256)        (148,393)          (63,225)         (397,874)
Accounts payable and accrued
  expenses.........................       684,946          879,750            54,132         1,618,828
Due to affiliate...................            --          (30,000)           30,000                --
Deferred income....................       129,000        2,399,988                --         2,528,988
                                     ------------     ------------       -----------      ------------
Net cash used in operating
  activities.......................   (11,139,147)      (1,525,538)         (953,363)      (13,618,048)

INVESTING ACTIVITIES
Purchase of property and
  equipment........................      (956,854)        (493,568)         (330,091)       (1,780,513)
Patent registration costs..........      (138,440)        (208,091)         (118,003)         (464,534)
Cash restricted for lease
  deposit..........................      (588,972)              --                --          (588,972)
Purchase of held-to-maturity
  investments, net.................   (11,067,175)              --                --       (11,067,175)
                                     ------------     ------------       -----------      ------------
Net cash used in investing
  activities.......................   (12,751,441)        (701,659)         (448,094)      (13,901,194)

FINANCING ACTIVITIES
Proceeds from sale of common
  stock............................       140,650       33,523,000         1,250,000        34,913,650
Underwriting and other expenses of
  initial public offering..........            --       (3,669,613)               --        (3,669,613)
Proceeds from capital
  contribution.....................            --          500,000                --           500,000
Payment of note payable............            --         (250,000)               --          (250,000)
Proceeds from grant................            --           33,900           193,622           227,522
Proceeds from sale of preferred
  stock............................            --        2,146,446                --         2,146,446
                                     ------------     ------------       -----------      ------------
Net cash provided by financing
  activities.......................       140,650       32,283,733         1,443,622        33,868,005
                                     ------------     ------------       -----------      ------------
Net increase in cash and cash
  equivalents......................   (23,749,938)      30,056,536            42,165         6,348,763
Cash and cash equivalents,
  beginning of period..............    30,098,701           42,165                --                --
                                     ------------     ------------       -----------      ------------
Cash and cash equivalents, end of
  period...........................  $  6,348,763     $ 30,098,701       $    42,165      $  6,348,763
                                     ============     ============       ===========      ============

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

  Intangible Assets

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17 "Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. However, this standard is immediately effective in cases where goodwill and intangible assets are acquired after June 30, 2001. Under this standard, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

  Revenue Recognition

     The Company's near term revenues will be derived substantially from contracts that require the Company to deliver hydrogen generation technology, prototype systems and licensing of technology. It is anticipated that revenues will be recognized in the period in which the technology is delivered or licensed revenue is earned.

  Product Development and Marketing Costs

     Product development and marketing costs are expensed as incurred.

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

  Income Taxes

     The Company is subject to state and federal income taxes and accounts for income taxes under the liability method. Accordingly, net deferred tax assets and an offsetting valuation allowance of $7,780,932 and $6,267,634 at December 31, 2001 and 2000, respectively have been recorded due to the uncertainty regarding the realization of such deferred tax assets. The significant items giving rise to the deferred income taxes were primarily tax loss and credit carry forwards and depreciation.

  Use of Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Amounts previously reported as "Product Development and Engineering" have been reclassified and shown as "Research and Development" for all periods presented. Certain other amounts have been reclassified to conform to the current year's presentation.

NOTE 3 -- INVESTMENTS

     At December 31, 2001, the Company held $11.1 million of held-to-maturity investments in U.S. government agency bonds stated at amortized cost, with a weighted-average yield of 5.1%. At December 31, 2001, amortized cost approximated fair value. Interest income is recognized using the straight-line method over the lives of the securities. The face value of the securities, all of which mature in the Second Quarter of 2002 is $11.0 million.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                 2001         2000
                                                              ----------    ---------
Machinery and equipment.....................................  $1,106,981    $ 716,632
Furniture and fixtures......................................     356,340       55,283
Leasehold improvements......................................     367,420      101,972
                                                              ----------    ---------
                                                               1,830,741      873,887
Accumulated depreciation....................................    (653,258)    (228,035)
                                                              ----------    ---------
Property and equipment, net.................................  $1,177,483    $ 645,852
                                                              ==========    =========

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- INTANGIBLE ASSETS

     Patent and license costs consist of the following at December 31:

                                                                2001        2000
                                                              --------    --------
Patent and license costs....................................  $614,534    $476,094
Accumulated amortization....................................   (83,828)    (36,020)
                                                              --------    --------
                                                              $530,706    $440,074
                                                              ========    ========

NOTE 6 -- PRODUCT DEVELOPMENT AGREEMENT

     In October 2000, the Company entered into a joint development agreement ("Agreement") with Ballard Power Systems, Inc. ("Ballard") to incorporate the Company's hydrogen generation system into portable power systems manufactured and sold by Ballard.

     On the date of the Agreement, the Company received $2.4 million representing an advance of future license revenue relates to the future sale of power systems by Ballard to OEM's. The advance royalty payment is recorded as a current liability in the accompanying balance sheet and is refundable upon request of Ballard at any time after December 31, 2002 if the joint development date ("JDD") is not yet achieved.

     The Agreement provides Ballard warrants to purchase up to 400,000 shares of the Company's common stock upon achievement of the JDD (as defined), which is expected to be achieved in 2002. The warrants will be recorded at their fair value on the JDD. The Company will recognize royalty revenue upon the aforementioned license Agreement when the aggregate revenue exceeds the fair value of the warrants on the JDD.

     The Agreement was amended on October 24, 2001 to extend the expiration date to April 30, 2003. If the JDD is not achieved prior to expiration of the Agreement, the Company may have to refund the advance royalty payment.

NOTE 7 -- GRANT OBLIGATION

     In April 1999, the Company received a recoverable grant award from the State of New Jersey Commission on Science and Technology ("NJS&T"). The funds were used to partially fund costs directly related to the Borohydride Fuel Cell technology development. The recoverable grant is required to be repaid to NJS&T upon the Company generating net income in a fiscal year. The repayment obligation ranges from 1% to 5% of net income over a ten-year period and shall not exceed 200% of the original grant. If at the end of the tenth year the Company has not repaid at least 100% of the original grant, the Company is obligated to repay the difference between that amount and the cumulative repayments made to date. The original grant amount has been recorded as a liability. Additional liability, if any, will be recorded upon the attainment of net income in excess of the amount required to establish such additional liability.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     In April 2001, the Company amended its main operating lease to provide for additional space for the Company's principal operating offices and laboratories. As of November 2001, we occupy all facilities contemplated in the lease agreement. The amended lease will expire in 2008 and will contain options to renew

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

for an additional 8 years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. We expect future minimum annual lease commitments including allocated taxes and maintenance under existing and amended operating leases to be as follows:

2002........................................................  $  484,310
2003........................................................     484,310
2004........................................................     484,310
2005........................................................     484,310
2006........................................................     484,310
Thereafter..................................................     928,260
                                                              ----------
     Total..................................................  $3,349,810

     Rent expense under the operating lease was approximately $288,498, $128,435 and $23,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     In connection with the amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of the Company's cash and is classified as Other Assets. The funds used for collateral will not be available for use in operations.

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

     In December 2001, the Company entered into a separation agreement with Steven C. Amendola, its chief scientific advisor ("CSA") and also entered into a consulting agreement and a confidentiality agreement with a company wholly owned by the CSA, which expires in September 2002. The significant terms of the agreements are:

     - $230,000 of severance to the CSA was paid in 2001.

     - Accelerated vesting of 166,607 stock options initially granted to the CSA while he was an employee of the Company under the Amended and Restated 2000 Stock Option Plan. This resulted in a non-cash charge of $142,602.

     - Forfeiture by the CSA of approximately 503,321 unvested options. CSA's total vested options equaled 503,322 at December 31, 2001.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The agreements require the CSA to advise the Company as it sees fit for the benefit of the Company and contains certain other non-compete restrictions. Additionally, the Company has the right to require CSA's full-time participation in Company research activities during the contract period at its discretion.

NOTE 10 -- STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

  2000 Stock Option Plan

     In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan. 5,500,000 shares of common stock have been reserved for issuance under the plan. The plan provides for the granting of the following types of awards: stock options, stock warrants, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Options and warrants issued under this plan have a life of ten years and generally vest ratably over three years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

     The following table summarizes activity under the Plan:

                                                                               WEIGHTED
                                                              NUMBER OF        AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                             AND WARRANTS     PER SHARE
                                                             ------------   --------------
Balance at December 31, 1999...............................          --         $   --
  Granted below fair value.................................   3,227,321           2.90
  Granted at fair value....................................     457,150          10.72
  Forfeited or terminated..................................          --             --
                                                              ---------         ------
Balance at December 31, 2000...............................   3,684,471           3.87
  Granted at fair value....................................   1,714,166           7.21
  Forfeited or terminated..................................    (507,821)          2.91
  Exercised................................................    (124,096)          2.90
                                                              ---------         ------
Balance at December 31, 2001...............................   4,766,720         $ 5.09
                                                              =========         ======

     The following is additional information relating to options and warrants granted and outstanding under the plan as of December 31, 2001:

                                                               REMAINING
                                                WEIGHTED        WEIGHTED                      WEIGHTED
                                 OPTIONS        AVERAGE         AVERAGE        OPTIONS        AVERAGE
EXERCISE PRICE RANGE           OUTSTANDING   EXERCISE PRICE   LIFE (YEARS)   EXERCISABLE   EXERCISE PRICE
--------------------           -----------   --------------   ------------   -----------   --------------
$ 2.90 - $ 2.90..............   2,728,592        $ 2.90           8.5         1,555,594        $ 2.90
  2.91 -   7.85..............     794,816          4.64           9.9            31,728          4.35
  7.86 -  11.77..............   1,170,925          9.81           9.1           371,353         10.13
 11.78 -  19.63..............      72,387         15.93           8.9            15,415         17.88
                                ---------        ------           ---         ---------        ------
                                4,766,720        $ 5.09           8.9         1,974,090        $ 4.40
                                =========        ======           ===         =========        ======

     The Company recorded non-cash charges of approximately $5.9 million and $5.8 million in 2001 and 2000, respectively, related to options issued below market to employees and the Board of Directors in 2000. The Company will incur additional non-cash charges of approximately $6.2 million for these options over the vesting period as follows: 2002-$4.1 million and 2003-$2.1 million.

     The Company also incurred non-cash charges of $1.4 million and $2.9 million in 2001 and 2000, respectively, related to the fair value of warrants issued to affiliates. Certain affiliates have the ability to earn

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

new awards based on certain milestones and service periods. The accounting methodology requires a re-valuing of certain earned warrants at each period ending market price using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: volatility = .92, contractual term = 10 years, expected option life = 0-3 years, expected rate of return = 6.25%.

  Accounting For Stock-Based Compensation

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted for the fiscal years ended December 31, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: volatility = .83 in 2001 and .92 in 2000, contractual term = 10 yrs in 2001 and 2000, expected option life = 3 yrs in 2001 and 0-3 yrs in 2000, expected dividend rate was 0% in 2001 and 2000 and expected rate of return = 3.07% - 4.79% in 2001 and 6.25% in 2000.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted during fiscal 2001 was $4.13 per share. The fair value of the stock options granted below market value in 2000 was $8.39 per share and the fair value of the stock options granted at market value in 2000 was $4.09 per share.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for under SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:

                                       NET LOSS --    NET LOSS --    LOSS PER SHARE --   LOSS PER SHARE --
YEAR ENDED DECEMBER 31,                AS REPORTED     PRO FORMA        AS REPORTED          PRO FORMA
-----------------------                ------------   ------------   -----------------   -----------------
2001.................................  $(19,452,329)  $(21,157,380)       $(0.71)             $(0.78)
2000.................................  $(17,819,965)  $(18,458,948)       $(0.69)             $(0.72)
1999.................................  $ (1,031,277)  $ (1,031,277)       $(0.04)             $(0.04)

     The effects of applying SFAS No. 123 on pro forma disclosures of net loss and loss per share for fiscal 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net loss and loss per share in future years for the following reasons: 1) the number of future shares to be issued under this plan is not known, 2) the assumptions used to determine the fair value can vary significantly.

  Savings Plan

     In December 2000, the Company enacted a savings plan that complies with
Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches in company stock in July and December of each fiscal year, on a one to one basis the employee contributions up to 6% of eligible compensation. Employee contributions to this plan began in January 2001. Employer matching stock contributions vest ratably over 3 years, beginning one year from the date of the first employer match, which was July 2001. During the year ended December 31, 2001, employer contributions to the plan were $201,908, all of which were unvested. At an average common stock price of $6.76 for fiscal 2001, 29,883 shares will be transferred into the plan upon vesting during 2002.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- QUARTERLY INFORMATION (UNAUDITED)

                                                          FISCAL YEAR QUARTERS
                                          ----------------------------------------------------
                                           FIRST     SECOND      THIRD     FOURTH      TOTAL
                                          -------    -------    -------    -------    --------
                                                  (IN 000'S, EXCEPT PER SHARE AMOUNTS)
Fiscal Year ended December 31, 2001
Product development & marketing.........  $   861    $ 1,307    $ 1,504    $ 1,841    $  5,513
General and administrative..............      849      1,368      1,279      1,231       4,727
Non-cash charges........................    2,525      1,943      1,667      1,206       7,341
Depreciation and amortization...........       94        113        116        150         473
Research and development................      490        633        907        595       2,625
                                          -------    -------    -------    -------    --------
Total operating expenses................    4,819      5,364      5,473      5,023      20,679
                                          -------    -------    -------    -------    --------
Loss from operations....................   (4,819)    (5,364)    (5,473)    (5,023)    (20,679)
Interest income.........................      399        326        248        254       1,227
                                          -------    -------    -------    -------    --------
Net loss................................   (4,420)    (5,038)    (5,225)    (4,769)    (19,452)
                                          =======    =======    =======    =======    ========
Loss per share -- basic and diluted.....  $  (.16)   $  (.19)   $  (.19)   $  (.17)   $   (.71)
                                          =======    =======    =======    =======    ========
Weighted -- average number of shares
  outstanding...........................   27,168     27,183     27,253     27,265      27,218
                                          =======    =======    =======    =======    ========

                                                         FISCAL YEAR QUARTERS
                                         -----------------------------------------------------
                                          FIRST     SECOND      THIRD      FOURTH      TOTAL
                                         -------    -------    --------    -------    --------
                                                 (IN 000'S, EXCEPT PER SHARE AMOUNTS)
Fiscal Year Ended December 31, 2000
General and administrative.............  $   114    $   352    $  1,017    $ 1,691    $  3,173
Non-cash charges.......................       --         --       8,947      1,838      10,785
Depreciation and amortization..........       25         36          99         97         257
Research and development...............      284        377         668        803       2,132
                                         -------    -------    --------    -------    --------
Total operating expenses...............      423        764      10,731      4,429      16,347
                                         -------    -------    --------    -------    --------
Loss from operations...................     (423)      (764)    (10,731)    (4,429)    (16,347)
Interest income(expense), net..........        1        (21)        230        467         678
                                         -------    -------    --------    -------    --------
Net loss...............................     (422)      (785)    (10,501)    (3,962)    (15,669)
Preferred stock amortization...........       --      1,425         726         --       2,151
                                         -------    -------    --------    -------    --------
Net loss applicable to common
  stockholders.........................  $  (422)   $(2,209)   $(11,227)   $(3,962)   $(17,820)
                                         =======    =======    ========    =======    ========
Loss per share -- basic and diluted....  $  (.02)   $  (.09)   $   (.45)   $  (.15)   $   (.69)
                                         =======    =======    ========    =======    ========
Weighted -- average number of shares
  outstanding..........................   23,680     23,680      25,221     27,168      25,788
                                         =======    =======    ========    =======    ========