Form 10-Q
period 2002-03-31
MILLENNIUM CELL INC
filed 2002-05-13
CIK 1114872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,318,077 shares of Common Stock, par value $.001, were outstanding on May 7, 2002.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                                                        PAGE

Item 1.  Financial Statements (Unaudited)
         Condensed Balance Sheet - March 31, 2002 and December 31, 2001.............................     1

         Condensed Statements of Operations - Three months ended March 31, 2002 and 2001............     2

         Condensed Statements of Cash Flows - Three months ended March 31, 2002 and 2001............     3

         Notes to Condensed Financial Statements - March 31, 2002...................................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......     5

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................     9


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders........................................    10

Item 6.  Exhibits and Reports on Form 8-K...........................................................    11

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            2002             2001
                                                                                       ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents ....................................................      $  1,602,420       $  6,348,763
   Accounts receivable ..........................................................           372,098            129,000
   Prepaid expenses .............................................................           402,175            352,198
   Held-to-maturity investments .................................................        11,297,142         11,067,175
                                                                                       ------------       ------------
Total current assets ............................................................        13,673,835         17,897,136
Property and equipment, net .....................................................         1,353,812          1,177,483
Patents and licenses, net .......................................................           546,450            530,706
Other assets ....................................................................           639,887            634,648
                                                                                       ------------       ------------
                                                                                       $ 16,213,984       $ 20,239,973
                                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................................      $    412,604       $    223,101
   Accrued expenses .............................................................           846,730          1,395,727
   Deferred royalty income ......................................................         2,408,988          2,528,988
                                                                                       ------------       ------------
Total current liabilities .......................................................         3,668,322          4,147,816
Refundable grant obligation .....................................................           227,522            227,522

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized 40,000,000 shares, 27,313,077 and
      27,292,077 shares issued and outstanding
      as of March 31, 2002 and December 31, 2001, respectively ..................            27,313             27,292
   Additional paid-in capital ...................................................        55,319,618         54,140,914
   Deficit accumulated during development stage .................................       (43,028,791)       (38,303,571)
                                                                                       ------------       ------------
Total stockholders' equity ......................................................        12,318,140         15,864,635
                                                                                       ------------       ------------
                                                                                       $ 16,213,984       $ 20,239,973
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

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS       THREE MONTHS
                                                                      ENDED              ENDED           CUMULATIVE
                                                                     MARCH 31,          MARCH 31,        AMOUNTS FROM
                                                                       2002               2001             INCEPTION
                                                                  ------------       ------------       ------------
Revenues ...................................................      $    360,000       $         --       $    360,000
Cost of revenues ...........................................           360,000                 --            360,000
Product development and marketing ..........................         1,729,218            860,959          7,242,390
General and administrative
  (excluding non-cash charges) .............................         1,498,373            848,685          9,563,262
Non-cash charges ...........................................         1,117,825          2,525,326         19,244,667
Depreciation and amortization ..............................           173,789             93,702            960,647
Research and development ...................................           363,631            489,949          5,940,266
                                                                  ------------       ------------       ------------
Total operating expenses ...................................         4,882,836          4,818,621         42,951,232
                                                                  ------------       ------------       ------------
Loss from operations .......................................        (4,882,836)        (4,818,621)       (42,951,232)
Interest income, net .......................................           157,616            398,455          2,073,322
                                                                  ------------       ------------       ------------
Net loss ...................................................        (4,725,220)        (4,420,166)       (40,877,910)
Preferred stock amortization ...............................                --                 --          2,150,881
                                                                  ------------       ------------       ------------
Net loss applicable to common stockholders .................      $ (4,725,220)      $ (4,420,166)      $(43,028,791)
                                                                  ============       ============       ============
Loss per share -- basic and diluted ........................      $       (.17)      $       (.16)      $      (1.68)
                                                                  ============       ============       ============
Weighted average number of shares outstanding..                     27,306,144         27,167,981         25,590,593
                                                                  ============       ============       ============

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                   THREE MONTHS       THREE MONTHS
                                                      ENDED             ENDED            CUMULATIVE
                                                     MARCH 31,         MARCH 31,         AMOUNTS FROM
                                                       2002              2001            INCEPTION
                                                  ------------       ------------       ------------
OPERATING ACTIVITIES
Net loss ...................................      $ (4,725,220)      $ (4,420,166)      $(40,877,910)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization ..............           173,789             93,702            960,647
Non-cash charges ...........................         1,117,825          2,525,326         19,244,667
Changes in operating assets and liabilities:
Accounts receivable ........................          (243,098)                --           (372,098)
Prepaid expenses and other assets ..........           (55,216)            87,356           (453,090)
Accounts payable and accrued expenses ......          (359,494)          (746,677)         1,259,334
Due to affiliate ...........................                --                 --                 --
Deferred royalty income ....................          (120,000)                --          2,408,988
                                                  ------------       ------------       ------------
Net cash used in operating activities ......        (4,211,414)        (2,445,699)       (17,829,462)

INVESTING ACTIVITIES
Purchase of property and equipment .........          (335,988)          (157,880)        (2,116,501)
Patent registration costs ..................           (29,874)           (58,350)          (494,408)
Cash restricted for lease deposit ..........                --                 --           (588,972)
Purchase of investments, net ...............          (229,967)       (19,299,520)       (11,297,142)
                                                  ------------       ------------       ------------
Net cash used in investing activities ......          (595,829)       (19,515,750)       (14,497,023)

FINANCING ACTIVITIES
Proceeds from issuance of common stock .....            60,900                 --         34,974,550
Underwriting and other expenses of initial
   public offering .........................                --                 --         (3,669,613)
Proceeds from capital contribution .........                --                 --            500,000
Payment of note payable ....................                --                 --           (250,000)
Proceeds from grant ........................                --                 --            227,522
Proceeds from sale of preferred stock ......                --                 --          2,146,446
                                                  ------------       ------------       ------------
Net cash provided by financing activities ..            60,900                 --         33,928,905
                                                  ------------       ------------       ------------
Net change in cash and cash equivalents ....        (4,746,343)       (21,976,209)         1,602,420
Cash and cash equivalents, beginning of
   period ..................................         6,348,763         30,098,701                 --
                                                  ------------       ------------       ------------
Cash and cash equivalents, end of period ...      $  1,602,420       $  8,122,492       $  1,602,420
                                                  ============       ============       ============

                                        See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.


NOTE 2--INVESTMENTS

         At March 31, 2002, Millennium Cell Inc. (the "Company") held $11.3 million of held-to-maturity investments in U.S. government agency bonds stated at amortized cost, with a weighted-average yield of 5.1%. At March 31, 2002, amortized cost approximated fair value. Interest income is recognized using the straight-line method over the lives of the securities. The Company's investments will mature during the second quarter of 2002.


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


NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

         In the first quarter of 2002, the Company recorded a non-cash charge of approximately $1.0 million related to options issued to employees in 2000. The Company will incur additional non-cash charges of approximately $5.2 million for options over the vesting period as follows: Second quarter 2002-$1.0 million, Third quarter 2002-$1.0 million, Fourth quarter 2002-$1.1 million and 2003-$2.1 million.

         In the first quarter of 2002, the Company also incurred a non-cash charge of $0.1 million related to the fair value of warrants issued to affiliates. Certain affiliates have the ability to earn new awards based on certain milestones and service periods. The accounting methodology requires a re-valuing of certain earned warrants at each period ending market price using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the company will incur related to these warrants.


NOTE 5 -- SUBSEQUENT EVENT

         In May 2002, the Company recorded a restructuring charge of approximately $0.1 million. There are employee separations associated with the restructuring. The separations will be complete by June 2002, at which time the Company will have 40 employees. In conjunction with the employee separations, there are other cost savings actions. For more information, see the discussion under the caption "Liquidity and Capital Resources" contained in Item 2 of this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the accompanying Condensed Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained herein under the caption "Forward-Looking Statements" for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

OVERVIEW

         We have developed and are pursuing a multi-faceted patent portfolio in the United States and abroad surrounding a proprietary process called Hydrogen on Demand(TM) that safely generates pure hydrogen or electricity from environmentally friendly raw materials. In the process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen or produces electricity. The primary input components of the reaction are water and sodium borohydride, a derivative of borax Borax is found in substantial natural reserves globally. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. We also have a patented design for boron-based longer-life batteries.

         Our goal is to convert our technology from the research and development stage to commercialization. Such potential revenue for the next several years is likely to include up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, and royalty payments or joint venture revenue from licensees or strategic partnerships.

         We incurred net losses in the first quarter of 2002 and 2001 of $4,725,220 and $4,420,166, respectively. As of March 31, 2002, we had an accumulated deficit of $43,028,791. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:

                                                                                                NON-CASH
                                                                               NET LOSS          CHARGES
                                                                               EXCLUDING           AND
                                                                               NON-CASH         PREFERRED      ACCUMULATED
                                                                                CHARGES         DIVIDENDS        DEFICIT

Period from January 1, 1999 (inception) to June 30, 2000.............      $  (2,237,759)   $   (1,424,757) $  (3,662,516)
Period from July 1, 2000 to December 31, 2000*.......................         (3,677,221)      (11,511,505)   (15,188,726)
Period from January 1, 2001 to December 31, 2001.....................        (12,110,868)       (7,341,461)   (19,452,329)
Period from January 1, 2002 to March 31, 2002........................         (3,607,395)       (1,117,825)    (4,725,220)
                                                                           -------------    --------------  -------------
Cumulative Amount From Inception.....................................      $ (21,633,243)   $  (21,395,548) $ (43,028,791)
                                                                           =============    ==============  =============


*        Our initial public offering was completed on August 9, 2000.

         Our losses have resulted primarily from costs associated with research and product development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of stock options and warrants to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to employee stock options, we expect to incur additional operating losses for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

         Revenues. We recorded $360,000 of revenues during the first quarter of 2002. The revenues were attributable to sales of prototype Hydrogen on Demand(TM) systems, which were shipped to one customer during the first quarter. There were no revenues in the quarter ended March 31, 2001.

         In the near-term, revenues are expected to be derived substantially from contracts that require the Company to deliver hydrogen generation technology, system design and prototype systems and licensing of technology for test and evaluation. Revenues will be recognized in the period in which the technology is delivered or licensed revenue is earned.

         Cost of Revenues. We recorded $360,000 cost of revenues during the first quarter of 2002. There was no cost of revenues in the quarter ended March 31, 2001.

         Product Development and Marketing Expenses. Product development and marketing expenses for the three months ended March 31, 2002 were $1,729,218 compared to $860,959 in the three months ended March 31, 2001, an increase of $868,259. This increase is mostly attributable to the growth of our design and engineering capabilities in the latter half of 2001 to support our technology's evolution from research to commercialization. Expenses also rose due to an increase in business development and marketing capabilities since early 2001 to support our business plan.

         General and Administrative Expenses. General and Administrative expenses were $1,498,373 for the three months ended March 31, 2002 compared to $848,685 in the three months ended March 31, 2001, an increase of $649,688. This was due largely to the ramp up of our financial, administrative and investor relations' staffing and infrastructure since the first quarter of 2001.

         Non-cash Charges. Non-cash charges were $1,117,825 for the three months ended March 31, 2002 compared to $2,525,326 in the three months ended March 31, 2001, a decrease of $1,407,501. The decrease was mostly attributable to the completion of vesting of warrants issued to affiliates during 2000 and the forfeiture of unvested employee options during the fourth quarter of 2001.

         Depreciation and Amortization. Depreciation and amortization was $173,789 for the three months ended March 31, 2002 compared to $93,702 in the three months ended March 31, 2001, an increase of $80,087. The increase in depreciation and amortization is primarily related to leasehold improvements of our expanded facilities and additional laboratory equipment purchased since March 31, 2001. We expect depreciation and amortization to continue to increase as we complete the expansion of our laboratories and pursue patents on new technologies.

         Research and Development Expenses. Research and development expenses were $363,631 for the three months ended March 31, 2002 compared to $489,949 in the three months ended March 31, 2001, a decrease of $126,318. The decrease is primarily attributable to the recovery of project-specific research costs from sales of prototype units during the first quarter of 2002, partially offset by increased staffing and research projects since the first quarter of 2001. As revenues are recorded, we expect to continue to recover project-specific research and development costs that are incurred to support the development of our technology.

         Interest Income. Net interest income was $157,616 for the three months ended March 31, 2002 compared to $398,455 in the three months ended March 31, 2001, a decrease of $240,839. The decrease in net interest income was the result of declining average cash balances and interest rate decreases from the first quarter of 2001 to 2002.

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

         As of March 31, 2002, we had $12.9 million in cash and cash equivalents and held-to-maturity investments. Cash used in operations totaled $4,211,414 and $2,445,699 in the first quarter of 2002 and 2001, respectively, and related to the growth in operating expenses as a result of increased staffing, higher occupancy costs for our larger facilities and for increased business capacity since the first quarter of 2001. In connection with the Company's amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of cash security deposit in the fourth quarter of 2001. The letter of credit was collateralized with a portion of the Company's cash, which is classified as Other Assets. The funds used for collateral will not be available for use in operations.

         Investing activities used cash of $595,829 and $19,515,750 in the first quarter of 2002 and 2001, respectively. Investing activities in the first quarter of 2001 consisted primarily of the purchase of held-to-maturity investments in high-grade government bonds and commercial certificates of deposit. Excluding investments in held-to-maturity investments, investing activities in the first quarter of 2002 increased $379,419 from the first quarter of 2001, mostly due to increased spending on leasehold improvements to complete our new laboratories for their intended use. Our capital spending during the first quarter of 2002 was $0.3 million. We expect to spend approximately $0.7 million during the remainder of the year to complete our laboratories and purchase equipment to enhance our research capabilities. We expect to also spend approximately $0.1 million to register and pursue patents on our technology. The total capital spending and capitalized patent costs for fiscal 2002 are expected to be approximately $1.1 million.

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

         In May 2002, the Company implemented a restructuring plan. There are employee separations associated with the restructuring. The separations will be complete by June 2002, at which time the Company will have 40 employees. In conjunction with the employee separations, there are other cost savings actions.

         After the impact of cost savings actions, our operating expenses for fiscal year 2002 are estimated as follows:

OPERATING EXPENSES:                                    ACTUAL                           ESTIMATE
(DOLLARS IN MILLIONS)                                  ------        -------------------------------------------------
                                                         Q1           Q2           Q3            Q4       FISCAL 2002
                                                       ------       ------       ------        ------     -----------
CASH OPERATING EXPENSES                                 $3.6         $3.1(1)      $2.6          $2.3        $11.6
Depreciation, amortization and non-cash charges          1.3          1.2          1.2           1.3          5.0
                                                        ----         ----         ----          ----        -----
TOTAL OPERATING EXPENSES                                $4.9         $4.3         $3.8          $3.6        $16.6
                                                        ====         ====         ====          ====        =====

(1) Includes a restructuring charge of $0.1 million.

         Our current cash and cash equivalents, without inclusion of any anticipated revenue, we believe will be sufficient to satisfy anticipated cash needs of our operations into the second quarter of 2003. If cash consumption is higher than anticipated or the realization of savings as a result of the restructuring plan is different than anticipated, we may seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Revenue Recognition

         The Company's near term revenues will be derived substantially from contracts that require the Company to deliver hydrogen generation technology, system design and prototype systems and licensing of technology for test and evaluation. It is anticipated that revenues will be recognized in the period in which the technology is delivered or licensed revenue is earned. Any excess of cost over the revenue associated with delivered technologies will be charged to research and development expense in the period of delivery.

Stock Options

         The Company has recorded non-cash charges in the first quarter of 2002, in 2001 and 2000 for the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option-pricing model.

         The Company also records non-cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of a commercially viable hydrogen fuel storage and delivery system, (ii) the cost and commercial availability of components, parts and quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) price competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery system, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of our technology , (viii) the formation of strategic alliance or partnership to help promote our technology and achieve market acceptance, and (ix) other factors discussed under the caption "Investment Considerations" in our Annual Report on Form 10-K for the year ended December 31, 2001.


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

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our 2001 Annual Meeting of Shareholders was held on April 18, 2002. The meeting was called for the following purposes: (1) to elect nine directors to serve on the board of directors, each for a one-year term, (2) to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares from 40,000,000 to 70,000,000, (3) to approve an amendment to the Company's Amended and Restated 2000 Stock Option Plan to increase the number of shares authorized under the plan from 5,500,000 to 8,500,000 and (4) to ratify the board of directors' appointment of Ernst & Young LLP as our independent public accountants for the 2002 fiscal year. There were no shareholder proposals. The results of the voting were as follows:

PROPOSAL (1):                                                             VOTES FOR               WITHHELD
-------------                                                             ---------               --------
G. Chris Andersen, Chairman of the Board...........................        23,010,717              30,932
Stephen S. Tang, Chief Executive Officer and Director..............        22,406,562             635,087
Steven C. Amendola, Director.......................................        21,701,345           1,340,304
Kenneth R. Baker, Director.........................................        23,009,293              32,356
William H. Fike, Director..........................................        23,009,293              32,356
Alexander MacLachlan, Director.....................................        23,006,801              34,848
Zoltan Merszei, Director...........................................        23,006,327              35,322
H. David Ramm, Director............................................        23,006,920              34,729
James L. Rawlings, Director........................................        22,975,362              66,287


                                                                                                           VOTES        NON
PROPOSAL (2):                                                             VOTES FOR       VOTES AGAINST   ABSTAINED    VOTES
-------------                                                             ---------       -------------   ---------    -----
Approval of an amendment to the Company's Certificate of
 Incorporation increasing the number of authorized shares of the Company's common stock from 40,000,000 shares to
  70,000,000 shares and affirming the authority to issue 5,000,000
  shares of preferred stock........................................        16,991,929        302,789       30,188      5,716,743

                                                                                                           VOTES        NON
PROPOSAL (3):                                                             VOTES FOR       VOTES AGAINST   ABSTAINED    VOTES
-------------                                                             ---------       -------------   ---------    -----
Approval of an amendment to the Amended and Restated
 2000 Stock Option Plan to increase authorized shares from 5,500,000
 shares to 8,500,000 shares.........................................        8,921,639      5,763,261       29,390      5,716,743

                                                                                                           VOTES        NON
PROPOSAL (4):                                                             VOTES FOR       VOTES AGAINST   ABSTAINED    VOTES
-------------                                                             ---------       -------------   ---------    -----
Ratification of Ernst & Young LLP as our
  independent public accountants...................................        21,397,132        114,155       130,362     --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  3.4 Certificate Eliminating Reference to the Series A Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc.

                  3.5 Certificate of Amendment of Certificate of Incorporation of Millennium Cell Inc.


         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MILLENNIUM CELL INC.
                                      (Registrant)

                                      By: /s/  NORMAN R. HARPSTER, JR.
                                         ---------------------------------------
                                                   Norman R. Harpster, Jr.
                                      Vice President--Finance and Administration
                                               and Chief Financial Officer

May 13, 2002