Form 10-Q
period 2002-06-30
MILLENNIUM CELL INC
filed 2002-08-13
CIK 1114872

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,395,345 shares of Common Stock, par value $.001, were outstanding on August 1, 2002.



================================================================================

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
Item 1.    Financial Statements (Unaudited)
           Condensed Balance Sheet - June 30, 2002 and December 31, 2001 ...............................    1

           Condensed Statements of Operations - Three and Six months ended June 30, 2002 and 2001 ......    2

           Condensed Statements of Cash Flows - Six months ended June 30, 2002 and 2001 ................    3

           Notes to Condensed Financial Statements - June 30, 2002 .....................................    4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations .......    6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..................................    10


PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds ...................................................    11

Item 6.    Exhibits and Reports on Form 8-K ............................................................    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2002         2001
                                                                ----         ----
ASSETS
Current assets:
  Cash and cash equivalents..............................    $9,316,309   $ 6,348,763
  Accounts receivable....................................       120,000       129,000
  Prepaid expenses.......................................       339,344       352,198
  Held-to-maturity investments...........................     2,355,882    11,067,175
                                                             ----------   -----------
Total current assets.....................................    12,131,535    17,897,136
Property and equipment, net..............................     1,768,529     1,177,483
Patents and licenses, net................................       557,524       530,706
Other assets.............................................       643,768       634,648
                                                             ----------   -----------
                                                            $15,101,356   $20,239,973
                                                             ==========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................    $  447,701   $   223,101
  Accrued expenses.......................................       766,708     1,395,727
  Deferred income........................................     2,408,988     2,528,988
                                                             ----------   -----------
Total current liabilities................................     3,623,397     4,147,816
Refundable grant obligation..............................       227,522       227,522

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 authorized
    shares, none issued and outstanding
  Common stock, $.001 par value; authorized 70,000,000
    shares, 28,395,345 and 27,292,077 shares issued and
    outstanding as of June 30, 2002 and December 31, 2001,
    respectively                                                 28,396        27,292
  Additional paid-in capital.............................    58,507,335    54,140,914
  Deficit accumulated during development stage...........   (47,285,294)  (38,303,571)
                                                            -----------   -----------
Total stockholders' equity...............................    11,250,437    15,864,635
                                                            -----------   -----------
                                                            $15,101,356   $20,239,973
                                                            ===========   ===========

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                           ENDED          ENDED            ENDED          ENDED         CUMULATIVE
                                                          JUNE 30,       JUNE 30,         JUNE 30,       JUNE 30,      AMOUNTS FROM
                                                            2002           2001             2002           2001         INCEPTION
                                                            ----           ----             ----           ----         ---------
Revenue ..........................................   $     20,282     $         --     $   380,282    $        --     $    380,282
Cost of revenue ..................................         20,282               --         380,282             --          380,282
Gross margin .....................................             --               --              --             --               --
Product development and marketing ................      1,469,726     $  1,307,078       3,198,944      2,168,037        8,712,116
General and administrative
  (excluding non-cash charges) ...................        980,783        1,368,216       2,479,156      2,216,901       10,544,045
Non-cash charges .................................      1,075,499        1,942,830       2,193,324      4,468,156       20,320,166
Restructuring expense ............................        104,982               --         104,982             --          104,982
Depreciation and amortization ....................        180,655          112,621         354,444        206,323        1,141,302
Research and development .........................        541,209          632,754         904,840      1,122,703        6,481,475
                                                     ------------     ------------     -----------    ------------    ------------
Total operating expenses .........................      4,352,854        5,363,499       9,235,690     10,182,120       47,304,086
                                                     ------------     ------------     -----------    ------------    ------------
Loss from operations .............................     (4,352,854)      (5,363,499)     (9,235,690)   (10,182,120)     (47,304,086)
Interest income ..................................         96,351          326,030         253,967        724,485        2,169,673
                                                     ------------     ------------     -----------    ------------    ------------
Net loss .........................................     (4,256,503)      (5,037,469)     (8,981,723)    (9,457,635)     (45,134,413)
Preferred stock amortization .....................             --               --              --             --        2,150,881
                                                     ------------     ------------     -----------    ------------    ------------
Net loss applicable to common stockholders .......   $ (4,256,503)    $ (5,037,469)    $(8,981,723)   $(9,457,635)    $(47,285,294)
                                                     ============     ============     ===========    ============    ============
Loss per share -- basic and diluted ..............   $       (.15)    $       (.19)    $      (.33)   $      (.35)    $      (1.84)
                                                     ============     ============     ===========    ============    ============
Weighted-average number of shares outstanding .        27,506,729       27,183,304      27,406,990     27,175,685       25,721,520
                                                     ============     ============     ===========    ============    ============

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                 SIX MONTHS         SIX MONTHS
                                                    ENDED              ENDED          CUMULATIVE
                                                   JUNE 30,           JUNE 30,       AMOUNTS FROM
                                                     2002               2001           INCEPTION
                                                     ----               ----           ---------
OPERATING ACTIVITIES
Net loss                                         $(8,981,723)     $ (9,457,635)     $(45,134,413)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                        354,444           206,323         1,141,302
Non-cash charges                                   2,193,324         4,468,156        20,320,166
Changes in operating assets and liabilities:
Accounts receivable                                    9,000                --          (120,000)
Prepaid expenses and other assets                     12,854           135,083          (385,020)
Accounts payable and accrued expenses               (404,419)          (81,225)        1,214,409
Deferred income                                     (120,000)               --         2,408,988
                                                 -----------      ------------      ------------
Net cash used in operating activities             (6,936,520)       (4,729,298)      (20,554,568)

INVESTING ACTIVITIES
Purchase of property and equipment                  (916,809)         (187,731)       (2,697,322)
Patent registration costs                            (55,499)          (76,181)         (520,033)
Cash restricted for lease deposit                     (9,120)               --          (598,092)
 (Purchase) sale of investments, net               8,711,293       (17,015,864)       (2,355,882)
                                                 -----------      ------------      ------------
Net cash provided by (used in) investing
  activities                                       7,729,865       (17,279,776)       (6,171,329)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                81,201                --        34,994,851
Underwriting and other expenses of initial
  public offering                                         --                --        (3,669,613)
Proceeds from PIPE financing, net of fees          2,093,000                --         2,093,000
Proceeds from capital contribution                        --                             500,000
Payment of note payable                                   --                --          (250,000)
Proceeds from grant                                       --                --           227,522
Proceeds from sale of preferred stock                     --                --         2,146,446
                                                 -----------      ------------      ------------
Net cash provided by financing activities          2,174,201                --        36,042,206
                                                 -----------      ------------      ------------
Net change in cash and cash equivalents            2,967,546       (22,009,074)        9,316,309
Cash and cash equivalents, beginning of
  period                                           6,348,763        30,098,701                --
                                                 -----------      ------------      ------------
Cash and cash equivalents, end of period         $ 9,316,309      $  8,089,627      $  9,316,309
                                                 ===========      ============      ============


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


NOTE 2--INVESTMENTS

       At June 30, 2002, Millennium Cell Inc. (the "Company") held $2.4 million of held-to-maturity investments in bank certificates of deposits stated at amortized cost, with a weighted-average yield of 2.1%. At June 30, 2002, amortized cost approximated fair value. Interest income is recognized using the straight-line method over the lives of the securities. The Company's investments will mature during the fourth quarter of 2002.


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


NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

       In the second quarter of 2002, the Company recorded a non-cash charge of approximately $1.0 million related to options issued to employees in 2000. The Company will incur additional non-cash charges related to employees of approximately $4.1 million for options over the vesting period as follows: Third quarter 2002-$1.0 million, Fourth quarter 2002-$1.0 million and 2003-$2.1 million.

       In the second quarter of 2002, the Company also incurred a non-cash charge of $0.1 million related to the fair value of warrants issued to affiliates. Certain affiliates have the ability to earn new awards based on certain milestones and service periods. The accounting methodology requires a re-valuing of certain earned warrants at each period ending market price using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants.


NOTE 5 -- RESTRUCTURING EXPENSE

       During the second quarter of 2002, the Company incurred and paid restructuring expenses of approximately $0.1 million for severance and legal costs related to 14 employee separations. The plan of restructuring was communicated and all employee separations were complete prior to June 30, 2002. As of June 30, 2002, the Company has 40 employees.

NOTE 6 -- FINANCING TRANSACTION

      On June 19, 2002, the Company entered into a private placement financing transaction with two institutional and accredited investors pursuant to the terms of a Securities Purchase Agreement among the Company and the purchasers (the "Purchase Agreement"). The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

      The placement consisted of the sale on June 19, 2002 of 1,075,269 shares of common stock, par value $0.001 per share and warrants (with an exercise price of $3.93) to purchase 268,817 shares of common stock of the Company for gross proceeds of $3.0 million. Pursuant to the terms of the Purchase Agreement, one of the investors will acquire, subject to satisfaction of certain conditions that are outside of its control, $12 million in Secured Convertible Debentures (the "Debentures"), convertible into common stock of the Company, subject to certain terms and conditions, and warrants. Debentures with a principal amount of $9 million (the "Initial Debentures") and warrants to acquire 624,029 shares will be issued upon effectiveness of the registration statement relating to the underlying shares of common stock and the remaining $3 million (the "Additional Debentures") and warrants to acquire 208,010 shares will be issued if, among other things, shareholder approval, as required by the Rules of the NASDAQ, is received and a registration statement relating to the underlying shares is effective. The Debentures will be due 3 years from the issuance of the Initial Debentures.

       The Company's obligations under the Debentures will be secured by a standby letter of credit issued by Wachovia Bank, with an aggregate face amount equal to the outstanding principal of the Debentures. The Company will pledge to the bank as collateral the proceeds from the sale of the Debentures. Therefore, the Company will not have the ability to use the proceeds from the sale of the debentures until the bank pledges are released.

      The Company is obligated to register the resale of the shares sold in the private placement and the common stock issuable upon the conversion of the Debentures and exercise of the warrants. The Company filed the Registration Statement No. 333-92144 on Form S-3 with the SEC on July 9, 2002, (the "Registration Statement"). As of the time of filing of this report, the SEC has not yet declared the Registration Statement effective and the Company can not provide assurance as to when, if at all, the SEC will declare the Registration Statement effective and the Debentures will be funded. If the SEC does not declare the Registration Statement effective as to the shares of common stock issuable upon conversion of the Debentures and the related warrants, the Company is relieved of its obligation to file a registration statement as to such securities. The Company would continue to be obligated to file, and have declared effective, a registration statement as to the shares of common stock issued June 19, 2002 and the shares issuable upon exercise of the related warrants. Penalties will be payable by the Company if, among other things, the Registration Statement is not declared effective by October 17, 2002.

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

OVERVIEW

      Millennium Cell Inc. is a technology solutions company in the hydrogen-fuel generation and storage marketplace. We seek to license our proprietary technology and to provide system design, engineering and management services to governments and commercial entities. We have developed and are pursuing a multi-faceted patent portfolio in the United States and abroad to protect and advance a proprietary process called Hydrogen on Demand(TM) that safely generates pure hydrogen from environmentally friendly raw materials. In the process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride--a derivative of borax. Borax is found in substantial natural reserves globally. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. We also have a patented design for boron-based longer-life batteries and fuel cells.

       Our goal is to convert our technology from the research and development stage to commercialization by solving particular technological challenges for our customers. Our potential revenue for the next several years is likely to include up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management services, and royalty payments or joint venture revenue from licensees or strategic partnerships.

       We incurred net losses in the second quarter of 2002 and 2001 of $4,256,503 and $5,037,469 respectively. As of June 30, 2002, we had an accumulated deficit of $47,285,294. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:

                                                                                  NON-CASH
                                                               NET LOSS           CHARGES
                                                               EXCLUDING            AND
                                                               NON-CASH           PREFERRED        ACCUMULATED
                                                                CHARGES           DIVIDENDS          DEFICIT
                                                                -------           ---------          -------
Period from January 1, 1999 (inception) to June 30, 2000 ..  $ (2,237,759)      $ (1,424,757)     $ (3,662,516)
Period from July 1, 2000 to December 31, 2000* ............    (3,677,221)       (11,511,505)      (15,188,726)
Period from January 1, 2001 to December 31, 2001 ..........   (12,110,868)        (7,341,461)      (19,452,329)
Period from January 1, 2002 to June 30, 2002 ..............    (6,788,399)        (2,193,324)       (8,981,723)
                                                             ------------       ------------      ------------
Cumulative Amount From Inception ..........................  $(24,814,247)      $(22,471,047)     $(47,285,294)
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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

      Revenues. We recorded $380,282 of revenues during the six months ended June 30, 2002. The revenues were attributable to sales of prototype Hydrogen on Demand(TM) systems. There were no revenues in the six months ended June 30, 2001.

      In the near-term, revenues are expected to be derived substantially from up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period in which technology is delivered, licensing revenues are earned, or as services are performed. Up-front payments related to licensing or services agreements will be amortized over the license or servicing term.

       Cost of Revenues. We recorded $380,282 cost of revenues during the six months ended June 30, 2002. There was no cost of revenues in the six months ended June 30, 2001.

       Product Development and Marketing Expenses. Product development and marketing expenses for the six months ended June 30, 2002 were $3,198,944 compared to $2,168,037 in the six months ended June 30, 2001, an increase of $1,030,907. This increase is mostly attributable to the growth of our design and engineering capabilities in the latter half of 2001 to support our technology's evolution from research to commercialization. Expenses also rose due to an increase in business development and marketing capabilities since early 2001 to support our business plan.

       General and Administrative Expenses. General and Administrative expenses were $2,479,156 for the six months ended June 30, 2002 compared to $2,216,901 in the six months ended June 30, 2001, an increase of $262,255. This was due largely to the ramp up of our financial, administrative and investor relations' staffing and infrastructure since the first quarter of 2001.

       Non-cash Charges. Non-cash charges were $2,193,324 for the six months ended June 30, 2002 compared to $4,468,156 in the six months ended June 30, 2001, a decrease of $2,274,832. The decrease was mostly attributable to the completion of vesting in 2001 of warrants issued to affiliates during 2000 and the forfeiture of unvested employee options during the fourth quarter of 2001.

       Depreciation and Amortization. Depreciation and amortization was $354,444 for the six months ended June 30, 2002 compared to $206,323 in the six months ended June 30, 2001, an increase of $148,121. The increase in depreciation and amortization is primarily related to leasehold improvements of our expanded facilities and additional laboratory equipment purchased since June 30, 2001. We expect depreciation and amortization to continue to increase as we complete the expansion of our laboratories and pursue patents on new technologies.

       Research and Development Expenses. Research and development expenses were $904,840 for the six months ended June 30, 2002 compared to $1,122,703 in the six months ended June 30, 2001, a decrease of $217,863. The decrease is primarily attributable to the recovery of project-specific research costs from sales of prototype units during the six months ended June 30, 2002, partially offset by increased staffing and research projects since the first quarter of 2001.

       Interest Income. Net interest income was $253,967 for the six months ended June 30, 2002 compared to $724,485 in the six months ended June 30, 2001, a decrease of $470,518. The decrease in net interest income was the result of declining average cash balances and interest rate decreases from 2001 to 2002.

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

      In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. ("Ballard") as an advance for prospective royalties pursuant to a product development agreement between us and Ballard. Under certain circumstances, this advance may be refundable to Ballard. In addition, we have granted to Ballard a warrant to purchase up to 400,000 shares of our common stock. Upon completion of certain stages of product development, the parties must negotiate in good faith for the grant of a license of the Company's technology to Ballard in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value. The Company believes it has achieved the product development milestones and has commenced negotiations with Ballard regarding the license. The Company is unable to predict the outcome of these negotiations and whether the prospective royalties will ultimately be earned or the warrants issued.

      On June 19, 2002, the Company entered into a private placement financing transaction with two institutional and accredited investors pursuant to the terms of a Securities Purchase Agreement among the Company and the purchasers (the "Purchase Agreement"). The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

      The placement consisted of the sale on June 19, 2002 of 1,075,269 shares of common stock, par value $0.001 per share and warrants (with an exercise price of $3.93) to purchase 268,817 shares of common stock of the Company for gross proceeds of $3.0 million. Pursuant to the terms of the Purchase Agreement, one of the investors will acquire, subject to satisfaction of certain conditions that are outside of its control, $12 million in Secured Convertible Debentures (the "Debentures"), convertible into common stock of the Company, subject to certain terms and conditions, and warrants. Debentures with a principal amount of $9 million (the "Initial Debentures") and warrants to acquire 624,029 shares will be issued upon effectiveness of the registration statement relating to the underlying shares of common stock and the remaining $3 million (the "Additional Debentures") and warrants to acquire 208,010 shares will be issued if, among other things, shareholder approval, as required by the Rules of the NASDAQ, is received and a registration statement relating to the underlying shares is effective. The Debentures will be due 3 years from the issuance of the Initial Debentures.

       The Company's obligations under the Debentures will be secured by a standby letter of credit issued by Wachovia Bank, with an aggregate face amount equal to the outstanding principal of the Debentures. The Company will pledge to the bank as collateral the proceeds from the sale of the Debentures. Therefore, the Company will not have the ability to use the proceeds from the sale of the debentures until the bank pledges are released.

      The Company is obligated to register the resale of the shares sold in the private placement and the common stock issuable upon the conversion of the Debentures and exercise of the warrants. The Company filed the Registration Statement No. 333-92144 on Form S-3 with the SEC on July 9, 2002, (the "Registration Statement"). As of the time of filing of this report, the SEC has not yet declared the Registration Statement effective and the Company can not provide assurance as to when, if at all, the SEC will declare the Registration Statement effective and the Debentures will be funded. If the SEC does not declare the Registration Statement effective as to the shares of common stock issuable upon conversion of the Debentures and the related warrants, the Company is relieved of its obligation to file a registration statement as to such securities. The Company would continue to be obligated to file, and have declared effective, a registration statement as to the shares of common stock issued June 19, 2002 and the shares issuable upon exercise of the related warrants. Penalties will be payable by the Company if, among other things, the Registration Statement is not declared effective by October 17, 2002.

      As of June 30, 2002, we had $11.7 million in cash and cash equivalents and held-to-maturity investments. Cash used in operations totaled $2,725,106 and $2,268,839 in the second quarter of 2002 and 2001, respectively, and related to the growth in operating expenses as a result of increased staffing, higher occupancy costs for our larger facilities and for increased business capacity since the first quarter of 2001. In connection with the Company's amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of cash security deposit in the fourth quarter of 2001. The letter of credit was collateralized with a portion of the Company's cash, which is classified as Other Assets. The funds used for collateral will not be available for use in operations.

      Investing activities provided cash of $8,325,694 and $2,235,974 in the second quarter of 2002 and 2001, respectively. Investing activities in the second quarter of 2002 and 2001 consisted primarily of the maturity of held-to-maturity investments in high-grade government bonds. Excluding investments in held-to-maturity investments, cash used in investing activities in the second quarter of 2002 increased $567,884 from the second quarter of 2001, mostly due to increased spending on leasehold improvements to complete our new laboratories for their intended use. Our capital spending during the six months ended June 30, 2002 was $0.9 million. We expect to spend approximately $0.1 million to complete our laboratories. We expect the laboratories will be complete and in use beginning in August 2002. We expect to spend approximately $0.1 million to register and pursue patents on our technology. The total capital spending and capitalized patent costs for fiscal 2002 are expected to be approximately $1.1 million.

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

       During the second quarter of 2002, the Company incurred and paid restructuring costs of approximately $0.1 million for severance and legal costs related to 14 employee separations. The plan of restructuring was communicated and all employee separations were complete prior to June 30, 2002. As of June 30, 2002, the Company has 40 employees. Additionally, during the second quarter, the Company took other cost savings actions to reduce our operating expenses.

       After the impact of the cost savings actions, our operating expenses for fiscal year 2002 are estimated as follows:

OPERATING EXPENSES:                  ACTUAL    ACTUAL             ESTIMATE
(DOLLARS IN MILLIONS)                  Q1        Q2        Q3        Q4       FISCAL 2002
                                     ------    ------     ----      ----      -----------
Cash operating expenses               $3.6     $3.1(1)    $2.6      $2.3         $11.6
Depreciation, amortization and
non-cash charges                       1.3      1.2        1.2       1.3           5.0
                                     -----     ----       ----      ----         -----
TOTAL OPERATING EXPENSES              $4.9     $4.3       $3.8      $3.6         $16.6
                                      ====     ====       ====      ====         =====

      (1)   Includes a restructuring charge of $0.1 million.

      We believe that our current cash and cash equivalents, together with cash available from the financing (see footnote 6) announced on June 19, 2002, will be sufficient to satisfy anticipated cash needs of our operations into the latter half of 2004. If cash consumption is higher than anticipated or the realization of savings as a result of the restructuring plan is different than anticipated or the recent financing is not ultimately funded and released from the pledge to the bank, we may seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Revenue Recognition

      In the near-term, the Company's revenues are expected to be derived substantially from up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period in which technology is delivered, licensing revenues are earned, or as services are performed. Up-front payments related to licensing or services agreements will be amortized over the license or servicing term.

Stock Options

      The Company has recorded non-cash charges in the second quarter of 2002, in fiscal 2001 and 2000 for the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option-pricing model.

      The Company also records non-cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts.

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund our businees plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology , (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) to generate design, engineering, or management services revenue opportunities in the hydrogen generation or fuel cell markets, and (ix) other factors discussed under the caption "Investment Considerations" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                     PART II


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a)   None.

      (b)   None.

      (c) On June 19, 2002, the Company sold an aggregate 1,075,269 shares of common stock and warrants (with an exercise price of $3.93) to purchase 268,817 shares of common stock of the Company for gross proceeds of $3 million to two institutional and accredited investors, pursuant to the terms of a Securities Purchase Agreement. In addition, pursuant to the terms of the Securities Purchase Agreement, one of the investors will acquire, subject to satisfaction of certain conditions that are outside of its control, $12 million in Secured Convertible Debentures (the "Debentures") and warrants. See Note 6 to Unaudited Condensed Financial Statements of the Company for the period ended June 30, 2002 contained herein for a description of the Debentures to be issued and funded.

      The holder of the Debentures may convert all or any portion of the Debentures at any time. The Company may convert all or any portion of the Debentures at any time after the earlier of (i) August 19, 2003 and (ii) the one year anniversary of the issuance of the Initial Debentures at a conversion price of $4.25 if (x) the average closing price during 30 consecutive trading days following June 19, 2003 is equal to or greater than $5.10 and (y) the closing price for each of 15 trading days (which need not be consecutive) during such 30 consecutive trading day period is equal to or greater than $5.10 and if the Company is in compliance with a number of other equity conditions. At any time and from time to time after (i) the later of the August 19, 2002 and the effectiveness of the Registration Statement, with respect to the Initial Debentures or (ii) the date on which the Initial Debentures shall no longer be outstanding, with respect to the Additional Debentures, and if certain equity conditions are met, the Company has the right, upon 10 trading days' prior notice, to require the conversion of $500,000 of Debentures, subject to the increase under certain circumstances up to $2,500,000 of Debentures. The conversion prices at the time and to the extent of the conversion will be set at a discount ranging from 4% to 12% of the volume weighted average closing price for the 10 trading days prior to the conversion. All conversions described above, however, may not be effected to the extent that it would result in a holder of Debentures owning, together with its affiliates, more than 9.99% of the Company's common stock then outstanding.

      In connection with the issuance of the Debentures, the Company will issue warrants to purchase 832,039 shares of common stock. The warrants' initial exercise price will be $3.93, but may change in the future based on certain anti-dilution and other adjustments. The warrants will be exercisable commencing on December 19, 2002, subject to vesting based, in part, on the conversion of the Debentures into common stock.

      The Company paid Banc of America a placement fee of $500,000 and has agreed to pay a commission equal to 3% of the principal amount of the Debentures as the Debentures are converted. The transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      For a more detailed description of the transaction, refer to the Company's filings with the SEC on Form 8-K filed on June 26, 2002 and Form S-3 Registration Statement No. 333-92144.

      (d)   None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            Exhibit                           Exhibit
            Number                            Index

            4.3+ Form of Secured Convertible Debenture. (Incorporated by reference to Exhibit 4.7 to the Current Report Filed on Form 8-K filed June 26, 2002).

            4.4+ Form of Second/Third Warrant to Purchase 624,029/208,010 shares of Common Stock. (Incorporated by reference to Exhibit 4.8 to the Current Report Filed on Form 8-K filed June 26, 2002).

            4.5+ First Warrant to Purchaser to Purchase 224,014 shares of Common Stock dated as of June 19, 2002. (Incorporated by reference to Exhibit 4.5 to the Current Report Filed on Form 8-K filed June 26, 2002).

            4.6+ First Warrant to Purchaser to Purchase 44,803 shares of Common Stock dated as of June 19, 2002. (Incorporated by reference to Exhibit 4.6 to the Current Report Filed on Form 8-K filed June 26, 2002).

            10.14+ Securities Purchase Agreement dated as of June 19, 2002 between the Company and the Purchasers. (Incorporated by reference to Exhibit 4.3 to the Current Report Filed on Form 8-K filed June 26, 2002).

            10.15+ Registration Rights Agreement dated as of June 19, 2002 between the Company and the Purchasers. (Incorporated by reference to Exhibit 4.4 to the Current Report Filed on Form 8-K filed June 26, 2002).

            99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

+ Previously filed as Exhibit to Registrant's Current Report on Form 8-K filed June 26, 2002 and incorporated by the reference herein.

      (b)   Reports on Form 8-K

      The following report was filed under Form 8-K during the quarter ended June 30, 2002:

            ITEM 5. OTHER EVENTS.
                  On June 26, 2002, Millennium Cell, Inc. announced it had entered into a Securities Purchase Agreement with two accredited institutional investors providing for the issuance of common stock and warrants for gross proceeds of $3 million and obligating one of the investors, subject to satisfaction of conditions outside of its control, to purchase $12 million of Secured Convertible Debentures and certain warrants. Included in this announcement was a detailed description of the terms and conditions of the transaction and the related documents were filed as exhibits.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MILLENNIUM CELL INC.
                                         (Registrant)

                                         By:  /s/  NORMAN R. HARPSTER, JR.
                                             ---------------------------------
                                             Norman R. Harpster, Jr.
                                             Vice President -- Finance and
                                             International Business and Chief
                                             Financial Officer

August 13, 2002