Form 10-Q
period 2002-09-30
MILLENNIUM CELL INC
filed 2002-11-15
CIK 1114872

===============================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                  FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

    |_|   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,027,491 shares of Common Stock, par value $.001, were outstanding on November 11, 2002.

===============================================================================

                                                   MILLENNIUM CELL INC.
                                             (a development stage enterprise)
                                                           Index




PART I - FINANCIAL INFORMATION                                                                                     PAGE
------------------------------                                                                                     ----
Item 1.         Financial Statements (Unaudited)
                Condensed Balance Sheet - September 30, 2002 and December 31, 2001.........................         1

                Condensed Statements of Operations - Three and Nine months ended
                September 30, 2002 and 2001..................................................................       2

                Condensed Statements of Cash Flows - Nine months ended September 30, 2002 and 2001.........         3

                Notes to Condensed Financial Statements - September 30, 2002...............................         4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......         6

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................................        11

Item 4.         Controls and Procedures....................................................................        11


PART II - OTHER INFORMATION
---------------------------

Item 2.         Changes in Securities and Use of Proceeds..................................................        12

Item 6.         Exhibits and Reports on Form 8-K...........................................................        13




                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited).

                                                            MILLENNIUM CELL INC.
                                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                                         CONDENSED BALANCE SHEET
                                                               (unaudited)




                                                                                        September 30,       December 31,
                                                                                            2002                2001

ASSETS
Current assets:
   Cash and cash equivalents.......................................................   $       8,423,057    $     6,348,763
   Accounts receivable.............................................................              81,454            129,000
   Prepaid expenses................................................................             819,468            352,198
   Held-to-maturity investments....................................................                  --         11,067,175
                                                                                      -----------------    ---------------
Total current assets...............................................................           9,323,979         17,897,136
Property and equipment, net........................................................           1,704,488          1,177,483
Patents and licenses, net..........................................................             574,347            530,706
Other assets.......................................................................             600,794            634,648
                                                                                      -----------------    ---------------
                                                                                      $      12,203,608    $    20,239,973
                                                                                      =================    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................    $        259,896    $       223,101
   Accrued expenses................................................................             555,072          1,395,727
   Deferred income.................................................................           2,408,988          2,528,988
                                                                                      -----------------    ---------------
Total current liabilities..........................................................           3,223,956          4,147,816
Refundable grant obligation........................................................             227,522            227,522

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized 70,000,000 shares,
      28,438,701 and 27,292,077 shares issued and outstanding
      as of September 30, 2002 and December 31, 2001, respectively.................              28,439             27,292
   Additional paid-in capital......................................................          59,577,496         54,140,914
   Deficit accumulated during development stage....................................         (50,853,805)       (38,303,571)
                                                                                      -----------------    ---------------
Total stockholders' equity.........................................................           8,752,130         15,864,635
                                                                                      -----------------    ---------------
                                                                                       $     12,203,608    $    20,239,973
                                                                                       ================    ===============

                                            See notes to financial statements.




                                                            MILLENNIUM CELL INC.
                                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                                     CONDENSED STATEMENT OF OPERATIONS
                                                                 (unaudited)



                                               Three Months     Three Months   Nine Months     Nine Months
                                                   Ended            Ended         Ended           Ended       Cumulative
                                               September 30,    September 30, September 30,   September 30,  Amounts From
                                                   2002             2001          2002            2001         Inception

Revenue........................................  $   106,455   $          --   $    486,737              --   $    486,737
Cost of revenue................................      106,455              --        486,737              --        486,737
Gross margin...................................         --                --           --                --           --
Product development and marketing..............    1,312,558       1,504,203      4,511,502       3,672,240     10,024,674
General and administrative
  (excluding non-cash charges).................      891,083       1,278,646      3,370,239       3,495,547     11,435,128
Non-cash charges...............................      987,829       1,667,100      3,181,153       6,135,256     21,307,995
Restructuring expense..........................           --              --        104,982              --        104,982
Depreciation and amortization..................      180,195         116,027        534,639         322,350      1,321,497
Research and development.......................      249,008         906,541      1,153,848       2,029,244      6,730,483
                                                  ----------      ----------     ----------      ----------     ----------
Total operating expenses.......................    3,620,673       5,472,517     12,856,363      15,654,637     50,924,759
                                                  ----------      ----------     ----------      ----------     ----------
Loss from operations...........................   (3,620,673)     (5,472,517)   (12,856,363)    (15,654,637)   (50,924,759)
Interest income................................       52,162         247,946        306,129         972,431      2,221,835
                                                  ----------      ----------     ----------      ----------     ----------
Net loss.......................................   (3,568,511)     (5,224,571)   (12,550,234)    (14,682,206)   (48,702,924)
Preferred stock amortization...................           --              --             --              --      2,150,881
                                                  ----------      ----------     ----------      ----------     ----------
Net loss applicable to common stockholders.....  $(3,568,511)  $  (5,224,571)  $(12,550,234)  $ (14,682,206)  $(50,853,805)
                                                 ===========   =============   ============   =============   ============
Loss per share -- basic and diluted............  $      (.13)  $        (.19)  $       (.45)  $        (.54)  $      (1.96)
                                                 ===========   =============   ============   =============   ============
Weighted -- average number of shares outstanding   28,428,334      27,252,820    27,751,179      27,201,679     25,916,072
                                                 ===========   =============   ============   =============   ============

                                            See notes to financial statements.


                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                Nine Months      Nine Months
                                                   Ended            Ended       Cumulative
                                               September 30,    September 30,  Amounts from
                                                   2002             2001        Inception

OPERATING ACTIVITIES
Net loss....................................   $ (12,550,234) $ (14,682,206) $ (48,702,924)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization...............         534,649        322,350      1,321,507
Non-cash charges............................       3,181,153      6,135,256     21,307,995
Changes in operating assets and liabilities:
Accounts receivable.........................          47,546             --        (81,454)
Prepaid expenses and other assets...........        (467,270)      (185,295)      (865,144)
Accounts payable and accrued expenses.......        (721,485)     1,118,971        897,343
Deferred income.............................        (120,000)            --      2,408,988
                                               -------------- -------------- --------------
Net cash used in operating activities.......      (10,095,641)   (7,290,924)   (23,713,689)

INVESTING ACTIVITIES
Purchase of property and equipment..........      (1,017,406)      (405,290)    (2,797,919)
Patent registration costs...................         (87,889)       (94,403)      (552,423)
Cash restricted for lease deposit...........          33,854             --       (555,118)
 (Purchase) sale of investments, net........      11,067,175    (17,090,194)            --
                                                ------------  --------------  -------------
Net cash provided by (used in) investing
   activities...............................       9,995,734    (17,589,887)    (3,905,460)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......          81,201         36,250     34,994,851
Underwriting and other expenses of initial
   public offering..........................              --             --     (3,669,613)
Proceeds from private placement, net of fees       2,093,000             --      2,093,000
Proceeds from capital contribution..........              --                       500,000
Payment of note payable.....................              --             --       (250,000)
Proceeds from grant.........................              --             --        227,522
Proceeds from sale of preferred stock.......              --             --      2,146,446
                                                ------------   -------------   ------------
Net cash provided by financing activities...       2,174,201         36,250     36,042,206
                                                ------------   -------------   ------------
Net change in cash and cash equivalents.....       2,074,294    (24,844,561)     8,423,057
Cash and cash equivalents, beginning of
   period...................................       6,348,763     30,098,701             --
                                               -------------  -------------  -------------
Cash and cash equivalents, end of period....   $   8,423,057  $   5,254,140  $   8,423,057
                                               =============  =============  =============


Non-Cash Transactions:

     In July 2002, the Company issued 43,356 shares of common stock valued at $82,375 to employees as 401(k) Plan employer matching contributions.


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

NOTE 2--IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Standard is effective for exit or disposal activities initiated after December 31, 2002. We do not expect this to have a material effect on our financial position or results of operations.

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

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

          In the third quarter of 2002, the Company recorded a non-cash charge of approximately $1.0 million related to options issued to employees in 2000. The Company will incur additional non-cash charges related to employees of approximately $3.1 million for options over the vesting period as follows:
Fourth quarter 2002-$1.0 million and 2003-$2.1 million.

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

NOTE 5-FINANCING TRANSACTIONS

         On June 19, 2002, the Company entered into a private placement financing transaction with two institutional and accredited investors pursuant to the terms of a securities purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of common stock for gross proceeds of $3.0 million and related warrants. The shares of common stock issued and issuable upon exercise of the warrants that were registered for resale on Form S-3 with the Securities and Exchange Commission (the "SEC") during the third quarter.

         Pursuant to the terms of the June 19, 2002 purchase agreement, one of the investors was obligated to acquire $12 million in secured convertible debentures, convertible into common stock of the Company, subject to certain terms and conditions, and related warrants. Subsequent to this transaction, the Company and the investor agreed the debentures would not be issued under the June 19, 2002 purchase agreement. Accordingly, the Company withdrew its request for registration on Form S-3 with the SEC for the common stock underlying the debentures and related warrants.

         On October 31, 2002, the Company entered into a private placement financing transaction with the same two institutional and accredited investors pursuant to the terms of a new purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of 588,790 shares of common stock and warrants (with an exercise price of $2.32) to purchase 147,198 shares of common stock of the Company for gross proceeds of $1.0 million. Pursuant to the terms of the purchase agreement, one of the investors agreed to acquire $12 million of secured and unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions, and warrants. Convertible unsecured debentures with a principal amount of $3.5 million and warrants to acquire 242,678 shares will be issued upon effectiveness of the registration statement relating to the underlying shares of common stock and the remaining $8.5 million of secured debentures and warrants to acquire 589,376 shares will be issued if, among other things, shareholder approval, as required by the Rules of the NASDAQ, is received. The unsecured debentures will be due June 30, 2003, subject to six thirty day extensions and the secured debentures will be due three years from the date of issuance.

         The secured debentures will be secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures. The Company will pledge to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company will not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

         The unsecured debentures will be convertible into shares of the Company's common stock, subject to certain terms and conditions. The Company is obligated to register the resale of the shares sold in the private placement and the common stock issuable upon the conversion of the unsecured debentures and exercise of the related warrants. Once the principal amount of outstanding unsecured debentures is less than $1.0 million, the $8.5 million of secured debentures will automatically convert into unsecured debentures in increments of $3.0 million, $3.0 million and $2.5 million upon effectiveness of the registration statement relating to the underlying shares of common stock.

         The Company filed Registration Statement No. 333-101061 on Form S-3 with the SEC on November 7, 2002. As of the time of filing of this report, the SEC has not yet declared the registration statement effective and the Company can not provide assurance as to when, if at all, the SEC will declare the registration statement effective and the unsecured debentures will be funded. If the SEC does not declare the registration statement effective as to the shares of common stock issuable upon conversion of the unsecured debentures and the related warrants by January 31, 2003, the purchaser will no longer be obligated to purchase the debentures. Penalties will be payable by the Company if, among other things, the registration statement is not declared effective by January 31, 2003.

NOTE 6-SUBSEQUENT EVENT

         In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between us and Ballard. In addition, we granted to Ballard a warrant to purchase up to 400,000 shares of our common stock, which was terminated as part of the strategic investment discussed below. Upon completion of certain stages of product development, the parties agreed to negotiate in good faith for the grant of a license of the Company's technology to Ballard in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value.

         On November 8, 2002, the Company and Ballard agreed that the product development milestones have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in the Company in the form of secured convertible debentures. The Ballard debentures will be secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal and will expire 3 years from the date of issuance. The Company will pledge to the bank as collateral funds previously reported under cash and cash equivalents on the accompanying balance sheet. The Company will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. As part of the purchase agreement entered into between Ballard and the Company, Ballard retains the option to license the non-exclusive right to manufacture and sell products with our Hydrogen on Demand(TM) technology for specific portable fuel cell products and stationary internal combustion engine generators.

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

         We incurred net losses in the third quarter of 2002 and 2001 of $3,568,511 and $5,224,571, respectively. As of September 30, 2002, we had an accumulated deficit of $50,853,805. The following table disaggregates the Company's net operating losses from incurred non-cash charges and preferred dividends:


                                                                                                Non-Cash
                                                                               Net Loss          Charges
                                                                               Excluding           and
                                                                               Non-cash         Preferred      Accumulated
                                                                                Charges         Dividends        Deficit


Period from January 1, 1999 (inception) to June 30, 2000.............      $  (2,237,759)   $   (1,424,757) $  (3,662,516)
Period from July 1, 2000 to December 31, 2000*.......................         (3,677,221)      (11,511,505)   (15,188,726)
Period from January 1, 2001 to December 31, 2001.....................        (12,110,868)       (7,341,461)   (19,452,329)
Period from January 1, 2002 to September 30, 2002....................         (9,369,081)       (3,181,153)   (12,550,234)
                                                                           --------------   --------------  -------------
Cumulative Amount From Inception.....................................      $ (27,394,929)   $  (23,458,876) $ (50,853,805)
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

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

         Revenues. We recorded $486,737 of revenues during the nine months ended September 30, 2002. The revenues were attributable to sales of prototype Hydrogen on Demand(TM) systems. There were no revenues in the nine months ended September 30, 2001.

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

         Cost of Revenues. We recorded $486,737 cost of revenues during the nine months ended September 30, 2002. There was no cost of revenues in the nine months ended September 30, 2001.

         Product Development and Marketing Expenses. Product development and marketing expenses for the nine months ended September 30, 2002 were $4,511,502 compared to $3,672,240 in the nine months ended September 30, 2001, an increase of $839,262. This increase is mostly attributable to the growth of our design and engineering capabilities in the latter half of 2001 to support our technology's evolution from research to commercialization. Expenses also rose due to an increase in business development and marketing capabilities since early 2001 to support our business plan.

         General and Administrative Expenses. General and administrative expenses were $3,370,239 for the nine months ended September 30, 2002 compared to $3,495,547 in the nine months ended September 30, 2001, a decrease of $125,308. The decrease was a result of increased efficiency of our administrative and finance organizations as well as the impact of headcount reductions in those organizations during the second quarter of 2002.

         Non-cash Charges. Non-cash charges were $3,181,153 for the nine months ended September 30, 2002 compared to $6,135,256 in the nine months ended September 30, 2001, a decrease of $2,954,103. The decrease was mostly attributable to the completion of vesting in 2001 of warrants issued to affiliates during 2000 and the forfeiture of unvested employee options during the fourth quarter of 2001.

         Restructuring Expense. Restructuring expense was $104,982 for the nine months ended September 30, 2002. These costs were incurred for employee separations during the quarter ended June 30, 2002 in conjunction with our announced cost reduction plan. There was no restructuring expense in 2001.

         Depreciation and Amortization. Depreciation and amortization was $534,639 for the nine months ended September 30, 2002 compared to $322,350 in the nine months ended September 30, 2001, an increase of $212,289. This increase reflects spending to expand our lab facilities and to purchase additional equipment during 2002. We expect depreciation and amortization to increase slightly as we incur the full quarter impact of our recently completed expansion of our laboratories and continue to pursue patents on new technologies.

         Research and Development Expenses. Research and development expenses were $1,153,848 for the nine months ended September 30, 2002 compared to $2,029,244 in the nine months ended September 30, 2001, a decrease of $875,396. The decrease is primarily attributable to the rationalization of certain research programs in conjunction with our cost reduction efforts announced in May 2002 as well as the recovery of project-specific research costs from sales of prototype units during the nine months ended September 30, 2002.

         Interest Income. Net interest income was $306,129 for the nine months ended September 30, 2002 compared to $972,431 in the nine months ended September 30, 2001, a decrease of $666,302. The decrease in net interest income was the result of declining average cash balances and interest rate decreases from 2001 to 2002.

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

         In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between us and Ballard. In addition, we granted to Ballard a warrant to purchase up to 400,000 shares of our common stock, which was terminated as part of the strategic investment discussed below. Upon completion of certain stages of product development, the parties agreed to negotiate in good faith for the grant of a license of the Company's technology to Ballard in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value.

         On November 8, 2002, the Company and Ballard agreed that the product development milestones have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in the Company in the form of secured convertible debentures. The Ballard debentures will be secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal and will expire 3 years from the date of issuance. The Company will pledge to the bank as collateral funds previously reported under cash and cash equivalents on the accompanying balance sheet. The Company will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. As part of the purchase agreement entered into between Ballard and the Company, Ballard retains the option to license the non-exclusive right to manufacture and sell products with our Hydrogen on Demand(TM) technology for specific portable fuel cell products and stationary internal combustion engine generators.

         On June 19, 2002, the Company entered into a private placement financing transaction with two institutional and accredited investors pursuant to the terms of a securities purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of common stock for gross proceeds of $3.0 million and related warrants. The shares of common and the shares of common stock issuable upon exercise of the warrants were registered for resale on Form S-3 with the Securities and Exchange Commission (the "SEC") during the third quarter.

         Pursuant to the terms of the June 19, 2002 purchase agreement, one of the investors was obligated to acquire $12 million in secured convertible debentures, convertible into common stock of the Company, subject to certain terms and conditions, and related warrants. Subsequent to this transaction, the Company and the investor agreed the debentures would not be issued under the June 19, 2002 purchase agreement. Accordingly, the Company withdrew its request for registration on Form S-3 with the SEC for the common stock underlying the debentures and related warrants.

         On October 31, 2002, the Company entered into a private placement financing transaction with the same two institutional and accredited investors pursuant to the terms of a new purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of 588,790 shares of common stock and warrants (with an exercise price of $2.32) to purchase 147,198 shares of common stock of the Company for gross proceeds of $1.0 million. Pursuant to the terms of the purchase agreement, one of the investors agreed to acquire $12 million of secured and unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions, and warrants. Convertible unsecured debentures with a principal amount of $3.5 million and warrants to acquire 242,678 shares will be issued upon effectiveness of the registration statement relating to the underlying shares of common stock and the remaining $8.5 million of secured debentures and warrants to acquire 589,376 shares will be issued if, among other things, shareholder approval, as required by the Rules of the NASDAQ, is received. The unsecured debentures will be due June 30, 2003, subject to six thirty day extensions and the secured debentures will be due three years from the date of issuance.

        The secured debentures will be secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures. The Company will pledge to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company will not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

         The unsecured debentures will be convertible into shares of the Company's common stock, subject to certain terms and conditions. The Company is obligated to register the resale of the shares sold in the private placement and the common stock issuable upon the conversion of the unsecured debentures and exercise of the related warrants. Once the principal amount of outstanding unsecured debentures is less than $1.0 million, the $8.5 million of secured debentures will automatically convert into unsecured debentures in increments of $3.0 million, $3.0 million and $2.5 million upon effectiveness of the registration statement relating to the underlying shares of common stock.

         The Company filed Registration Statement No. 333-101061 on Form S-3 with the SEC on November 7, 2002. As of the time of filing of this report, the SEC has not yet declared the registration statement effective and the Company can not provide assurance as to when, if at all, the SEC will declare the registration statement effective and the unsecured debentures will be funded. If the SEC does not declare the registration statement effective as to the shares of common stock issuable upon conversion of the unsecured debentures and the related warrants by January 31, 2003, the purchaser will no longer be obligated to purchase the debentures. Penalties will be payable by the Company if, among other things, the registration statement is not declared effective by January 31, 2003.

         As of September 30, 2002, we had $8.8 million in cash and cash equivalents. Cash used in operations totaled $10,095,641 and $7,290,924 in the first nine months of 2002 and 2001, respectively. This increase was substantially due to the higher operating cost of our expanded facilities and higher average staffing in 2002. Investing activities provided cash of $9,995,734 and used cash of $499,693 in the first nine months of 2002 and 2001, respectively. Investing activities in the first nine months of 2002 consisted primarily of the maturity of held-to-maturity investments. Excluding the impact of held-to-maturity investments, cash used in investing activities in the first nine months of 2002 increased $571,748 from the same period of 2001, mostly due to increased spending on leasehold improvements to complete our new laboratories for their intended use. Our capital spending during the nine months ended September 30, 2002 was $1.0 million. We do not expect capital spending in the fourth quarter of 2002 to be significant. We expect to spend a total of $0.1 million to register and pursue patents on our technology during 2002. Therefore, the total capital spending and capitalized patent costs for fiscal 2002 are expected to be approximately $1.1 million.

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

          During the second quarter of 2002, the Company incurred and paid restructuring costs of approximately $0.1 million for severance and legal costs related to 14 employee separations. The plan of restructuring was communicated and all employee separations were completed prior to June 30, 2002. As of September 30, 2002, the Company has 40 employees. Additionally, during the third quarter, the Company took other cost savings actions to reduce our operating expenses.

After the impact of the cost savings actions, our operating expenses for fiscal year 2002 are estimated as follows:


Operating Expenses:                                   Actual     Actual     Actual   Estimate        Estimate
(dollars in millions)                                   Q1         Q2         Q3        Q4         Fiscal 2002
  -------------------                                 ------     ------     ------   --------     ------------

  Cash operating expenses                             $3.6       $3.1 (1)    $2.6      $2.5         $11.8
  Depreciation, amortization and non-cash charges      1.3        1.2         1.0       1.1           4.6
                                                      ----       ----        ----       ---         -----
  Total operating expenses                            $4.9       $4.3        $3.6      $3.6         $16.4
                                                      ====       ====        ====      ====         =====

(1)      Includes a restructuring charge of $0.1 million.

        We believe that our current cash and cash equivalents, together with cash available from the financings (see footnote 5) announced on June 19, 2002 and October 31, 2002 will be sufficient to satisfy anticipated cash needs of our operations into the latter half of 2004. If cash consumption is higher than anticipated or the realization of savings as a result of the restructuring plan is different than anticipated or the recent financing is not ultimately funded and released from the pledge to the bank, we may seek additional financing within this timeframe. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Stock Options

         The Company has recorded non-cash charges in the third quarter of 2002, in fiscal 2001 and 2000 for the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option-pricing model.

         The Company also records non-cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts.

Impact of Recently Issued Accounting Standards

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Standard nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Standard is effective for exit or disposal activities initiated after December 31, 2002. As all costs related to our May 14, 2002 restructuring activities were incurred as of June 30, 2002, we do not expect this to have a material effect on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund our business plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology , (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering, or management services revenue opportunities in the hydrogen generation or fuel cell markets, and (ix) other factors discussed under the caption "Investment Considerations" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 4.           Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

         Since the evaluation date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                    PART II


Item 2.           Changes in Securities and Use of Proceeds.


         (a)    None.

         (b)    None.

         (c) On October 31, 2002, we entered into a private placement transaction with two institutional and accredited investors pursuant to which we sold 588,790 shares of common stock at a discount to the then current market price for gross proceeds of $1,000,000 and warrants to purchase 147,198 shares of common stock. In addition, subject to satisfaction of certain conditions, one of the purchasers is obligated to purchase $3.5 million principal amount of unsecured convertible debentures and warrants to acquire 242,678 shares of common stock, and $8.5 million principal amount of letter of credit secured convertible debentures and warrants to acquire 589,376 shares of common stock. The private placement transaction was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

         The unsecured convertible debentures are convertible to common stock at a conversion price of $4.25, subject to anti-dilution and other conversion price adjustments. The letter of credit secured debentures are convertible to common stock at an initial conversion price of $4.25, subject to anti-dilution adjustments.

         In connection with the sale of the common stock in October 2002 and to be granted in connection with the issuance of the unsecured convertible debentures, an aggregate of 147,198 and 242,678 shares of common stock are issuable upon exercise of warrants, respectively, at an exercise price of $2.32 and $3.00, respectively, which may change in the future based on certain anti-dilution adjustments. In addition, the Company is obligated to grant warrants to purchase 589,376 shares of common stock in connection with the issuance of $8.5 million aggregate principal amount of letter of credit secured convertible debentures, exercisable upon issuance at an exercise price of $3.93, subject to anti-dilution adjustments. All warrants may not be exercised and all debentures may not be converted to the extent that a holder thereof would then beneficially own, together with its affiliates, more than 9.999% of our common stock then outstanding subsequent to the applicable conversion or exercise.

         For a more detailed description of the transaction, refer to the Company's filing with the SEC on Form S-3 Registration Statement No. 333-101061.

         On November 8, 2002, the Company and Ballard Power Systems Inc. agreed that the product development milestones set forth in a product development agreement have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in the Company in the form of secured convertible debentures. The debentures may be converted into common stock upon the effectiveness of the registration statement relating to the underlying shares of common stock at a price of $4.25, subject to certain adjustments, or, if converted at the option of the Company, at the lesser of $4.25 or the volume weighted average price for the five consecutive trading days immediately prior to the date that the registration statement relating to the shares underlying the debentures is first declared effective by the SEC. The private placement transaction was made in reliance upon the exemption from registration under
Section 4(2) and Regulation S of the Securities Act of 1933, as amended. See
Note 6 to Notes to Financial Statements.

         (d)     None.

Item 6.           Exhibits and Reports on Form 8-K.


         (a)   Exhibits


Exhibit                            Exhibit
Number                              Index
-------                            -------


 4.13+     Secured Convertible Debenture dated November 8, 2002 issued to Ballard Power Systems Inc.

10.18+     Option Agreement dated as of November 8, 2002, between the Company and Ballard.

10.19+     Securities Purchase Agreement dated as of November 8, 2002 between the Company and Ballard.

10.20+     Registration Rights Agreement dated as of November 8, 2002 between the Company and Ballard.

 99.1+     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002.

 99.2+     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002.

-----------------
+    Filed herewith.


(b) Reports on Form 8-K


     On November 5, 2002, the Company filed a Form 8-K under Item 5 (Other Events) to report the issuance of common stock and related warrants and execution of a securities purchase agreement providing for the issuance to one of the investors, upon satisfaction of certain conditions outside the control of the investor, of secured and unsecured convertible debentures and related warrants.

                                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MILLENNIUM CELL INC.
                                          (Registrant)

                                          By: /s/  Norman R. Harpster, Jr.
                                          Norman R. Harpster, Jr.
                                          Vice President-Finance and
                                          International Business
                                          and Chief Financial Officer

November 14, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Stephen S. Tang, President and Chief Executive Officer of Millennium Cell Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Millennium Cell Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By /s/ Stephen S. Tang

Stephen S. Tang
President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Norman R. Harpster, Jr., Chief Financial Officer of Millennium Cell Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Millennium Cell Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By /s/ Norman R. Harpster, Jr.

Norman R. Harpster, Jr.
Chief Financial Officer