Form 10-K
period 2002-12-31
MILLENNIUM CELL INC
filed 2003-03-17
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

000-31083
(Commission File Number)

MILLENNIUM CELL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3726792 (I.R.S. Employer Identification Number)
1 Industrial Way West, Eatontown, New Jersey (Address of Principal Executive Offices)	07724 (Zip Code)
(732) 542-4000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes        No

The aggregate market value of the registrant's common stock held by non-affiliates as of March 1, 2003 was $45,095,738.

The number of shares outstanding of the registrant's common stock as of March 1, 2003 was 29,664,602.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 17, 2003 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 23, 2003 is incorporated by reference into Part III.

i

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to access the proceeds of our secured debenture financing program, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering, or management services revenue opportunities in the hydrogen generation or fuel cell markets and (ix) other factors discussed herein under the caption "Investment Considerations" and other factors detailed from time to time in our filings with the Securities and Exchange Commission.

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

Our Hydrogen Storage and Delivery Technology

We have developed and applied for patents for a proprietary process called Hydrogen on DemandTM that safely generates hydrogen from environmentally friendly raw materials. Our technology can be used to generate hydrogen for use by fuel cells in the production of electricity, generate hydrogen for use by modified internal combustion engines, and provide hydrogen for other industrial purposes. In the proprietary process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen. The primary input components of the reaction are water and sodium borohydride, a derivative of borax, which is found in substantial natural reserves globally.

We believe Millennium Cell is unique among hydrogen fuel companies because our technology is scalable to applications from small (cellular phones, personal digital assistants) to large (auxiliary power units, scooters, automobiles).

In its simplest form, our sodium borohydride technology provides the ability to store and transport hydrogen in a liquid or solid form. Because hydrogen provides the energy used by fuel cells to create electricity, this is the equivalent of transporting clean electricity as a liquid or solid — safely and conveniently. To put this in another perspective, an aqueous solution containing 35% by weight sodium borohydride and water used as the hydrogen source to power a fuel cell will have an energy density that is equal to or greater than that of the same volume of gasoline consumed in an internal combustion engine.

Our solution of sodium borohydride in water creates a fuel that delivers a non-flammable, energy dense and convenient source of hydrogen to power fuel cells or internal combustion engines. To generate hydrogen, the fuel makes contact with a catalyst. The catalyst is typically a non-volatile metal that may include ruthenium and/or cobalt. Once in contact with the catalyst, the sodium borohydride reacts to form hydrogen gas, which can be used immediately or stored in a tank. The byproducts of our hydrogen-generating process are primarily heat and borax, a type of sodium borate, which can be recycled to form sodium borohydride.

The hydrogen-generating chemical reaction used in our process eliminates the pollutants and undesirable emissions of typical hydrocarbon-based energy systems, which combust fossil fuels such as gasoline, natural gas and diesel. Sodium borohydride-based energy systems have favorable energy density, power-to-weight and volume characteristics when compared to the mobile hydrogen power sources now in use.

We have used our hydrogen generation system to power an operating series-hybrid sports utility vehicle and two other vehicles, including a fuel cell vehicle and a former New York City taxicab that burns hydrogen in its internal combustion engine. DaimlerChrysler has incorporated our Hydrogen on DemandTM system into its full size, fuel cell minivan the Town and Country® NatriumTM. PSA Peugeot Citröen debuted its H2O vehicle, powered by a Hydrogen on DemandTM fuel system at the Paris Auto Show in 2002. We believe that sodium borohydride fuel could be distributed for transportation purposes through fleet refueling centers, and eventually in the future through the existing network of neighborhood gasoline stations.

The supply chain for consumer electronics and distributed generation applications will evolve, based on customer need and convenience. For example, portable and specialty power requirements are today satisfied with consumer purchases of self-contained solid-state disposable batteries and liquid fuels like butane lighters. Residential and commercial power needs are met with propane tank exchange businesses and delivery of home heating oil or gases. Millennium Cell's Hydrogen on DemandTM technology is designed to integrate well with diverse customer fueling requirements because of the unique safety and convenience of our water-based sodium borohydride fuel.

Advantages over Existing Hydrogen Storage Technologies

We believe that the Company's hydrogen generation technology and its underlying characteristics of safety, portability and environmental compatibility make it an attractive alternative to existing technologies for many applications. We believe our core competitive advantage is that our technology solves two critical problems related to the use of hydrogen as a fuel: generation and storage. Our Hydrogen on DemandTM system stores the energy of hydrogen in the chemical bonds of sodium borohydride, as a dry powder or a non-flammable liquid. Hydrogen is released only when it is needed, and because it is consumed on demand, no costly storage technology is required. We believe that this is a considerable advantage when compared to other means of generating and storing hydrogen.

We believe that our proprietary Hydrogen on DemandTM hydrogen generation system offers advantages for use in fuel cells over other methods of generating hydrogen fuel which often require the storage of hydrogen in bulky and potentially explosive tanks or consume polluting hydrocarbon fuels in high temperature reformation processes. Current methods of storing significant amounts of hydrogen in vehicles require use of large tanks of liquid (cryogenic) or compressed gaseous hydrogen. For a 3,000-pound automobile to achieve a range of 300 miles using a proton exchange membrane ("PEM") fuel cell system, the equivalent of four large tanks of compressed gaseous hydrogen at 5,000 psi would be required. These tanks take up valuable space on the vehicle that was intended for passenger and/or cargo. Both of these systems are cumbersome, voluminous and potentially hazardous, as an accident that damages a full tank of either liquid or gaseous hydrogen might result in an extremely powerful explosion. In contrast, equivalent hydrogen storage in a Hydrogen on DemandTM system weighs less, requires less volume, and takes up none of the vehicle's original passenger or cargo space, while posing less flammability or explosion risk than gasoline, compressed, or cryogenic hydrogen.

Advantages of our system are both environmental and economic, as our system is not complex and we envision the ability to retain in use much of the current infrastructure now used for distribution of transportation fuels. The recycling process to regenerate the discharged fuel into sodium borohydride is envisioned to be feed stock neutral — meaning that the least expensive locally available source of energy can be used, including natural gas, waste oil, coal, hydroelectric, geothermal, nuclear or solar energy. If carbon fuels are used in the regeneration process, the emissions associated with these fuels are concentrated locally and can be controlled as a single point source, unlike conventional gasoline burning automobiles, which scatter emissions throughout an area with no real method of control.

Hydrocarbon fuels such as gasoline, when combusted, release into the atmosphere carbon monoxide and carbon dioxide, both pollutants. Additional pollutants are also created, such as oxides of nitrogen — a key component of smog. By contrast, our process uses no carbon, while still taking advantage of the significant power potential of hydrogen. Neither of the reaction's byproducts, water and borax, is a pollutant. There is no "exhaust" in the conventional sense — water is harmlessly vented into the air as vapor. The byproduct captured in our system can be recycled into sodium borohydride, the key input in our process.

Fossil fuel reformers produce hydrogen from gasoline, natural gas (methane) or other fossil fuels. As compared to Hydrogen on DemandTM, this technology results in lower purity hydrogen and creates polluting emissions from the carbon, sulfur and nitrogen compounds inherent in the fossil fuel. Additionally, hydrogen from reformers contains carbon monoxide, which if not removed, will poison fuel cells. Reformers have high system complexity and correspondingly high capital costs. Finally, hydrogen generated from fossil fuels must still be stored, either compressed in cylinders or liquefied and stored as a cryogenic liquid. Both of these storage mechanisms have limited consumer appeal, particularly for transportation and residential power applications.

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

Market Opportunity for Our Technology

The events of September 11th underscored the need for increased energy independence in the United States and have contributed to the elevation of energy issues in national priorities. President Bush's call in the 2003 State of the Union address for increased spending to accelerate the development of the hydrogen economy, specifically the Bush Administration's FreedomCAR and Hydrogen Fuel initiative demonstrate the depth of the government's interest in fuel cell development for transportation and distributed generation. The administration has also announced a proposal for overall reduction of CO2 emissions. With energy issues center stage both from a geopolitical and an environmental standpoint, 2003 will be a year ripe with opportunities to demonstrate how Hydrogen on DemandTM can contribute to both national objectives: cleaner energy created within our own borders.

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

Portable Consumer Electronics Market

We believe that the highest growth battery market segment is that which includes advanced rechargeable battery technologies powering portable consumer electronics products such as cell phones, portable computers and digital imaging devices. For these devices, hydrogen-fueled fuel cells offer the potential for longer runtimes and more convenient refueling than batteries. We believe our Hydrogen on DemandTM system has significant potential in these markets due to its unique safety characteristics, high energy density and low fuel and system cost.

Our activities in these markets include the development of partnerships with companies who will commercialize our technology into these high value markets. Our partners include developers of complementary fuel cells, manufacturers of consumer electronics devices who are demanding longer runtimes and companies whose strength in retail distribution will establish placement of fuel cartridges where consumers can conveniently purchase replacement fuel.

In 2003, we expect to announce several partnerships in which Millennium Cell will be combining resources to develop products that will advance the commercialization of our technology. We expect to negotiate subsequent licensing agreements that will allow our partners to market our technology into the target markets.

Distributed Generation Markets

There is a growing worldwide consumer demand for quiet, clean power. The largest applications include portable and stationary power generators and power sources for small consumer electronics devices. In each of these markets, users demand power that is clean, reliable, quiet, affordable and packaged efficiently.

Portable power generators are commonly used in densely populated areas where noise pollution is a significant concern and indoors or in other areas where the high noise and high emissions of internal combustion engine generators pose significant problems. We believe that portable power generators fueled by our Hydrogen on DemandTM system will have advantages over existing portable generators and can provide consumers with the power they need in a package that is small and durable with low noise and emissions, particularly in comparison to diesel fueled generators.

In October 2000, we entered into a joint development agreement with Ballard Power Systems to further develop our proprietary hydrogen generation system for use with Ballard's portable power fuel cell products. In 2002, our joint development agreement with Ballard was successfully completed. Ballard has retained an option to license our Hydrogen on DemandTM technology for portable fuel cell and stationary internal combustion engine applications.

Stationary power generation has experienced rapid growth due to the demand for reliable power for critical use applications, primarily standby power for telecommunications systems, Internet data centers and health care facilities. Hydrogen fuel and fuel cells are capable of providing a more favorable economic and space utilization solution than incumbent lead-acid batteries. We believe our Hydrogen on DemandTM system can deliver a safe, high energy density and low cost solution to fueling fuel cells for these applications. In 2002 we entered into a cooperative development agreement with Aperion Energy Systems to co-develop and market Hydrogen on DemandTM products for stationary power requirements in the telecom and utility regulation markets. Upon completion of this agreement, Aperion can license Hydrogen on DemandTM technology from us to manufacture and sell products based on Hydrogen on DemandTM systems.

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

The year 2002 marked a number of accomplishments for the company in the transportation market. Our partner DaimlerChrysler conducted worldwide demonstrations of the Town and Country® NatriumTM mini-van which is powered by a fuel cell using our Hydrogen on DemandTM hydrogen storage fuel system. DaimlerChrysler also formally agreed to fund the continued development of Hydrogen on DemandTM technology and identified a follow-on project in which we are now engaged. In September, PSA Peugeot Citröen debuted its new hydrogen powered vehicle, the H2O at the Paris Auto Show.

We are supporting our partners as they demonstrate cutting edge vehicles with the fuel infrastructure. We are also working to provide mixed fuel at the point of use as well as providing for return of the discharged fuel (borate solution) safely and in an environmentally correct way. U.S. Borax, with whom we have a joint development agreement, has agreed to help with the disposal of the borate solution by absorbing it into their operations worldwide and re-using it. This agreement is expected to be adequate to handle the quantities of discharged fuel that are likely to be generated near-term. Longer-term, as use of the fuel becomes widespread, we anticipate the construction of recycling facilities to regenerate the borate solution into fresh fuel.

Our current fuel formulation uses sodium hydroxide as a stabilizer. This results in the discharged fuel having a pH above 12.5, which requires more specialized handling when transported in accordance with Environmental Protection Agency ("EPA") guidelines. We are working with the EPA and expect to receive a waiver such that discharged material can be shipped to U.S. Borax for processing. Our intent is to develop alternative means of stabilization so that the discharged fuel would have a pH below 12.5.

We will continue our efforts in 2003 to develop partnerships and to participate in new demonstrations not only in automotive fuel cell applications, but also in hydrogen burning internal combustion engine applications. We are also working to develop applications in a number of different areas, including marine, personal transportation (bicycles and scooters), heavy-duty truck (onboard auxiliary power), and fuel cell powered bus fleets, golf carts and forklift trucks.

Military

The need for advanced energy storage technologies is increasingly important in military applications. National security considerations include the need to relieve our nation's dependence on foreign oil, to provide plentiful, secure sources of power for our armed forces around the world and to provide energy for consumers during emergencies such as the attack of September 11, 2001. Our military consumes more petroleum than any other single entity in the country and possibly, the world. This large and costly fuel consumption is the impetus behind efforts to find alternative fuels to power our ever-increasing defense presence around the world.

In 2003, we will be increasingly focused on developing military markets for our technology. In 2002, we delivered two units to TACOM, which are currently being evaluated. We anticipate a continuing relationship with TACOM. We are also working to learn more about how we can support efforts to integrate fuel cell and hydrogen internal combustion engine technology into military requirements in Future Combat Systems and into programs that are developing technology for the soldier of the future, like the Objective Force Warrior program.

The potential advantages of Millennium Cell's technology for military applications include high volumetric and gravimetric storage density, ease of transport and refueling, modular conceptual design, high purity hydrogen stream, zero emissions at the point of use, quiet operation with a low thermal signature and minimal parasitic load, long term fuel storage, simple and robust design — and perhaps most compelling, the fact that our hydrogen fuel is non-flammable and non-explosive, providing safety advantages in transport and in combat. For tactical and non-tactical ground transportation, for individual soldier power, for shipboard energy demands and in the air, Hydrogen on DemandTM has the potential to solve many of the energy challenges facing the military of the 21st century.

Supply Chain

Our supply chain plan is focused primarily on the global joint development and licensing of a proprietary process for the manufacture and regeneration of sodium borohydride with large, industrial partners including borate producers, industrial hydrogen providers, chemical providers, and major energy producers (including oil, gas, and electricity companies). If market acceptance of our technology increases in the transportation, portable power and battery markets, we believe that this increase in demand for sodium borohydride will result in the need for additional global manufacturing capacity. By licensing our process, we believe a significant revenue stream could be generated. The goal of our research and development efforts in the area of sodium borohydride production is to lower raw costs by significantly reducing the amount of energy that is required in the current manufacturing process.

Sodium borohydride is currently a specialty chemical that is produced by a few manufacturers located in the United States and Europe. We seek to ensure the short-term and long-term supply of sodium borohydride for energy applications. This will involve collaboration with present and future producers of this chemical. In addition, we will continue to evaluate ways to ensure an affordable supply of sodium borohydride to our potential partners and customers. During 2002, we made progress in our joint development agreements with System Consulting, U.S. Borax and Air Products and Chemicals. We believe partnerships like these may lead to an affordable, adequate supply of sodium borohydride to support commercialization of products that utilize our technology.

We believe that we can successfully compete in the small portable power markets with sodium borohydride at its current price, however, it will be necessary to scale-up production of the chemical to be cost competitive in some of the distributed generation and transportation markets.

Our Strategy

Our goal is to convert what we believe to be a superior technology in our sodium borohydride chemistry from the development and demonstration stage to commercialization. We believe that the characteristics of our sodium borohydride technology will capitalize on the growing need for a safe method of storing and releasing hydrogen across a variety of markets, a higher energy output alternative fuel and the necessity of preserving the environment. To achieve our goal, we have implemented the following strategy:

•	Pursue Ventures with Fuel Cell Companies. We are pursuing ventures with manufacturers of fuel cells. We believe that our Hydrogen on DemandTM system will provide a solution for existing fuel cell companies whose products and markets require the generation and storage of hydrogen. We will seek to leverage these relationships to further our brand awareness and decrease the time to commercialization.
•	Build Relationships with Stationary and Portable Power Generation OEMs and System Integrators. We plan to pursue relationships with manufacturers of portable power sources and standby power generators. We believe our technology can be used to deliver hydrogen as a fuel for modified internal combustion engines, which could significantly reduce emissions currently generated by diesel fuel. We also believe that our Hydrogen on DemandTM system, when used in conjunction with a fuel cell can provide a more economically favorable solution than lead acid batteries. We believe our technology will be uniquely positioned to deliver a safe and clean hydrogen source for indoor and outdoor applications.
•	Develop Strategic Relationships with Key Consumer Electronics Manufacturers. We are pursuing relationships with key consumer electronics manufacturers. We believe such relationships, if developed, could facilitate the commercialization, distribution and consumer acceptance of our fuel technology into early fuel cell adopter markets for cellular phones, personal digital assistants, digital cameras, etc.
•	Continue to Build Relationships with the Transportation Manufacturing Community. We are pursuing relationships with automotive manufacturers and component system providers because we believe they will be the key to capitalizing on transportation opportunities in the future. As many of the top tier global automotive manufacturers continue to allocate resources to research and development of alternative fuel technologies, we believe that our technology will be an attractive choice and could position our technology as a leader in the alternative fuel market.

•	Build Relationships with Fleet Operators. We plan to pursue opportunities with operators of fleets of vehicles. Fleet vehicle operations are an ideal application for our technology because of the high volume of consumption and the number of vehicles serviced through a single location.
•	Lower the Costs of Sodium Borohydride. Sodium borohydride is currently a specialty chemical that is produced by a few manufacturers located in the United States and Europe. We believe that we can compete in the portable power markets at the current price of sodium borohydride, but it will be necessary to scale-up production of the chemical to be cost competitive in the transportation markets. We have filed patent applications for the primary production and regeneration of sodium borohydride. We believe that this new chemistry will lower the cost of sodium borohydride by reducing or eliminating some of the costly raw materials that are required today to manufacture sodium borohydride.
•	Build Relationships with Government and Military Agencies. We are actively pursuing sources of government funding, including grants, appropriations and direct sales and working to build constructive relationships across government agencies and legislative bodies. We believe that the increased visibility of hydrogen in the national energy debate will be advantageous as increased emphasis is placed on finding efficient hydrogen storage and delivery mechanisms.
•	Advance our Proprietary Technology. Through commercial development, we continue to take steps to advance our proprietary technology. We believe that our continuing efforts in this area will allow us to establish technological leadership in our target markets, while also positioning us to potentially develop applications for other markets.
•	Develop Market Awareness Generally. We have relationships with state and federal governmental agencies and are also involved in several hydrogen and environmental organizations and events. Through these continuing relationships, we believe that our technology will become more visible to a broader group of individuals and companies in our target markets.

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

We use patents as the frontline means of protecting our technological advances and innovations, such as our proprietary hydrogen generators, components, materials, operating techniques and systems and, therefore, the enforcement of our patents is critical to our business. We have adopted a proactive approach to identifying patentable inventions and securing patent protection through the timely filing and aggressive prosecution of patent applications. Patent applications are filed in the United States and internationally, in countries carefully chosen based on the likely value and enforceability of intellectual property rights.

We own six U.S. and seven non-U.S. patents, which cover a wide variety of devices, systems, uses and applications for various boron chemistries. We have filed an additional 16 U.S. and 25 non-U.S. patent applications. We have also filed three U.S. trademark applications. Our earliest patent expires in 2015 and the most recently filed applications, if issued, will not expire until 2023.

Our intellectual property program includes a strong competitor-monitoring element. We actively monitor the patent position, technical developments and other activities of companies operating in all of the potential markets for our products. We expect activities relating to assertion and enforcement of our intellectual property rights to increase as the market develops.

Commercialization Process

In the near-term, we do not anticipate manufacturing on a large-scale. Our initial focus is in the portable and stationary power and automotive areas, and is based on our belief that we will be able to validate our technology. Once this is accomplished, we will seek partnerships with fuel cell companies and others in the power generation markets and with automotive original equipment manufacturers ("OEMs") or their suppliers. Our business focus will be on licensing our hydrogen generation technology with vehicle manufacturers, utilities and other companies requiring fuel cell technologies. Over the next several years, our current plans for commercialization are as follows:

•	Commercial Testing and Licensing for Hydrogen Generation Systems. We intend to seek additional relationships, such as our agreements with DaimlerChrysler and Ballard, to test our system in vehicle and other fuel cell applications. If we can successfully complete demonstration units, we will attempt to develop stronger relationships with OEMs and with a view to entering into licensing arrangements.
•	Distribution of Sodium Borohydride Fuel. We are working to develop fuel distribution mechanisms for distributed generation and transportation applications. We believe that because our fuel is a liquid, much of the existing transportation fuel delivery infrastructure can be retained.
•	Research, Development and Engineering. This is a current aspect of our business, and we will continue to pursue the research and development of sodium borohydride for the foreseeable future as a source of hydrogen, for use directly in fuel cells and for other potential markets.

Research and Development

Our research team focuses on improving our sodium borohydride characteristics for use as a hydrogen source as well as in direct fuel cell technology by working to optimize cost performance of materials and processes. In order to most effectively achieve these plans, our facility in Eatontown, New Jersey houses sophisticated research and development equipment.

Competition

Our hydrogen generation and storage technology is versatile and can be customized for use in many applications and geographic markets. Due to the number of potential applications and markets in which our technology can be used, it is difficult to identify a specific competitor or group of competitors or estimate the size of the eventual primary markets for our technology. We evaluate new and interesting applications for our technology on a continuous basis. As stated elsewhere in this Form 10-K, we intend to focus in the near-term on developing and demonstrating our technology for use in multiple markets, including the small portable, distributed generation and transportation markets. As our business development and product demonstration activities continue, we may be able to better identify our primary markets and our competitors within these markets.

Due to political and environmental concerns, there is great interest in the development of hydrogen technology and products. This interest may cause companies and individuals to attempt to develop hydrogen generation and storage technology, resulting in increased competition. These potential competitors may possess significantly more resources, both financial and otherwise. As discussed above, we believe that our hydrogen generation technology possesses attractive characteristics that give it a competitive advantage over many alternative hydrogen technologies, however, there can be no assurances that we will successfully compete with potential new technologies or be able to fund the commercialization of our technology on a mass scale.

Raw Materials

Sodium borohydride is manufactured from a base material called borax. There are approximately 600 million metric tons of borax raw materials worldwide, and the United States is among the largest holders of borax reserves in the world. Borax is most commonly found in dried lake or sea beds, and it is mined at the surface using drag lines, whereby buckets are continuously dragged across the ground scraping borax from the surface. Currently, a few manufacturers make sodium borohydride as a specialty chemical. Despite the great quantities of reserves and current annual production of borax, there are few commercial applications that require sodium borohydride today. The most common application for sodium borohydride is for use as a bleaching agent in the paper industry. Up until now, the relatively limited commercial uses of sodium borohydride have allowed manufacturing to continue using technology from the early 1950s.

Inasmuch as we intend to focus primarily on research and development, and not on large scale manufacturing, we do not believe that our costs to comply with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on our capital expenditures, earnings or competitive position.

Human Resources

As of February 28, 2003, we had a total staff of 40 employees, of which 26 are scientists, engineers and other professionals. We have no plans to increase our staff in 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders was held on January 23, 2003. The meeting was called to approve issuance of $8.5 million of secured debentures to an accredited investor as required by the rules of the NASDAQ. There were no shareholder proposals. The results of the voting were as follows:

Proposal (1):	Votes For	Votes Against	Abstained	Total Votes
Approval of issuance of debentures as required by the rules of the NASDAQ	19,155,103	309,178	55,030	19,519,311

There were no broker non-votes.

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

	Common Stock Price
Fiscal year ending December 31, 2002	High	Low
First quarter	$6.48	$3.45
Second quarter	$4.25	$2.77
Third quarter	$3.01	$1.90
Fourth quarter	$2.83	$1.78

Fiscal year ending December 31, 2001
First quarter	$12.50	$6.09
Second quarter	$12.70	$5.81
Third quarter	$9.50	$3.45
Fourth quarter	$6.00	$3.00

As of March 1, 2003, there were approximately 213 holders of record of our common stock. The closing sale price of our common stock on March 1, 2003 was $1.93 per share.

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

Item 6.    Selected Financial Data.

The following table presents selected historical financial data for the twelve months ended December 31, 2002, 2001, 2000 and 1999 (year of inception). Our selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Form 10-K.

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000	Period From January 1, 1999 (inception) to December 31, 1999	Cumulative Amounts From Inception
Statement of Operations Data
Revenue	$719,392	$—	$—	$—	$719,392
Cost of revenue	690,059	—	—	—	690,059
Gross margin	29,333	—	—	—	29,333
Product development and marketing	5,788,315	5,513,172	—	—	11,301,487
General and administrative	4,052,943	4,726,543	3,173,393	164,953	12,117,832
Restructuring expense	104,982	—	—	—	104,982
Non-cash charges	4,148,251	7,341,461	10,785,381	—	22,275,093
Depreciation and amortization	710,975	473,031	256,820	57,007	1,497,833
Research and development	1,515,376	2,624,823	2,131,684	820,128	7,092,011
Total operating expenses	16,320,842	20,679,030	16,347,278	1,042,088	54,389,238
Loss from operations	(16,291,509)	(20,679,030)	(16,347,278)	(1,042,088)	(54,359,905)
Other income	234,963	—	—	—	234,963
Interest income, net	300,299	1,226,701	678,194	10,811	2,216,005
Equity in losses of affiliate	(367,714)	—	—	—	(367,714)
Net loss	(16,123,961)	(19,452,329)	(15,669,084)	(1,031,277)	(52,276,651)
Preferred stock amortization	—	—	2,150,881	—	2,150,881
Net loss applicable to common stockholders	$(16,123,961)	$(19,452,329)	$(17,819,965)	$(1,031,277)	$(54,427,532)
Loss per share — basic and diluted	$(.58)	$(.71)	$(.69)	$(.04)	$(2.08)

	December 31, 2002	December 31, 2001
Balance Sheet Data
Total assets	$14,165,811	$20,239,973
Secured debentures	$2,399,988	$—

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

Overview

We have developed a patent-pending process called Hydrogen on DemandTM that safely generates pure hydrogen or electricity from environmentally friendly raw materials. In the process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen or produces electricity. The primary input components of the reaction are water and sodium borohydride, a derivative of borax, which is found in substantial natural reserves globally. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. We also have patents covering boron-based longer-life batteries. Our goal is to convert our technology from the research and development stage to commercialization.

Our losses have resulted primarily from costs associated with product development and research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of stock options and warrants to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to employee stock options, we expect to incur additional operating losses for the foreseeable future.

Results of Operations

Year Ended December 31, 2002 versus 2001

Revenues.    We recorded $719,392 of revenues during the year ended December 31, 2002. The revenues were attributable to sales of prototype Hydrogen on DemandTM systems and design and engineering services. There were no revenues in 2001.

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

Cost of Revenues.    We recorded cost of revenues of $690,059 during the year ended December 31, 2002. Cost of revenues on prototype unit sales during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project. There was no cost of revenues in the year ended December 31, 2001.

Product Development and Marketing Expense.    Product development and marketing expenses for the year ended December 31, 2002 were $5,788,315 compared to $5,513,172 for the year ended December 31, 2001, an increase of $275,143. This increase is mostly attributable to increased business development resources dedicated to penetrating markets in the portable power and military applications in addition to spending on programs that support our technology's continued evolution from research to commercialization.

General and Administrative Expense.    General and administrative expenses were $4,052,943 for the year ended December 31, 2002 compared to $4,726,543 for the year ended December 31, 2001, a decrease of $673,600. The decrease was a result of increased efficiency of our administrative and finance organizations as well as the impact of headcount reductions in those organizations during the second quarter of 2002.

Restructuring Expense.    Restructuring expense was $104,982 for the year ended December 31, 2002. During the second quarter of 2002, the Company incurred and paid restructuring expenses for severance and legal costs related to 14 employee separations. There was no restructuring expense in 2001.

Non-cash Charges.    Non-cash charges were $4,148,251 for the year ended December 31, 2002 compared to $7,341,461 for the year ended December 31, 2001, a decrease of $3,193,210. The decrease was mostly attributable to the substantial completion of vesting in 2001 of warrants issued to affiliates during 2000 and the forfeiture of certain unvested employee options during the fourth quarter of 2001. Included in the charges was an accrual for approximately $225,000 for Board of Directors' compensation for meetings held in 2002 that will be paid to the directors in shares of the Company's common stock in 2003.

Depreciation and Amortization.    Depreciation and amortization was $710,975 for the year ended December 31, 2002 compared to $473,031 for the year ended December 31, 2001, an increase of $237,944. This increase reflects depreciation on our newly completed lab and facilities expansion program in 2002.

Research and Development Expense.    Research and development expenses were $1,515,376 for the year ended December 31, 2002 compared to $2,624,823 for the year ended December 31, 2001, a decrease of $1,109,447. The decrease is primarily attributable to the cost reduction efforts announced in May 2002.

Other Income.    Other income was $234,963 for the year ended December 31, 2002. This income was derived from the Company's participation in the New Jersey Emerging Technology and Biotechnology

Financial Assistance Program. This program allows certain companies to transfer New Jersey Net Operating Losses to other companies. This program, if continued by the state in future years, may produce similar cash inflows for the Company each year.

Interest Income, net.    Net interest income was $300,299 for the year ended December 31, 2002 compared to $1,226,701 for the year ended December 31, 2001, a decrease of $926,402. The decrease in net interest income was the result of declining average cash balances and interest rate decreases from 2001 to 2002 in addition to interest expense and amortization of discount incurred on the $3.5 million unsecured debentures issued in December 2002. The total interest expense incurred for the year ended December 31, 2002 for the $3.5 million unsecured debentures was $39,176.

Interest expense will increase substantially in 2003 for interest payments and amortization of discounts recorded upon issuance of an additional $8.5 million secured debentures, which were issued in January 2003 and for the full impact of the $3.5 million unsecured debentures which mature in June 2003. To the extent the unsecured debentures are converted into common shares, the pro rata portion of the discount and charges related to the beneficial conversion features will be recorded as interest expense. Total interest expense of approximately $1.3 million will be incurred prior to June 30, 2003 for the amortization of the original issue discount, other issue costs and cash interest payments on the $3.5 million unsecured debentures. As the timing of conversions will be based on stock market conditions and operating cash needs, it is difficult to predict the amount of the interest expense that will be recorded in 2003 for the $8.5 million secured debentures that were issued in the first quarter of 2003.

Equity in losses of affiliate.    In July 2002, the Company agreed to acquire a 50% interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. According to the purchase agreement, the Company was responsible to record its portion of the Affiliate's losses from July 1, 2002 through December 31, 2002. The losses recorded by the Company during this period were $367,714.

Year Ended December 31, 2001 versus 2000

Total Revenues.     During 2001 and 2000, we did not recognize any revenues related to the sale or license of our technology.

Product Development and Marketing Expense.    Product development and marketing expenses were $5,513,172 for the year ended December 31, 2001. These expenses include business development and marketing activities and efforts to customize our technology in accordance with agreements with partners as well as for general business development. We did not incur product development and marketing expenses in the year ended December 31, 2000.

General and Administrative Expense.    General and administrative expenses were $4,726,543 for the year ended December 31, 2001 compared to $3,173,393 in 2000, an increase of $1,553,150. This was due largely to the full year impact of our financial, administrative and investor relation organizations (including salary and related benefits costs) established during the latter half of 2000. Occupancy costs also increased as we tripled the size of our facilities in 2001.

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

Research and Development Expense.     Research and development expenses were $2,624,823 for the year ended December 31, 2001 compared to $2,131,684 in 2000, an increase of $493,139. The increase is primarily attributable to increased staffing and research projects as required to further the development of our technology.

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

Liquidity and Capital Resources

    General

Since the inception date, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and the net proceeds from the private placement and debt securities totaled $5.9 million as of December 31, 2002.

    Ballard Power Systems

In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between Ballard and us. In addition, we granted to Ballard a warrant to purchase up to 400,000 shares of our common stock, which was terminated as part of the strategic investment discussed below. Upon completion of certain stages of product development, the parties agreed to negotiate in good faith for the grant of a license of our technology to Ballard in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value.

On November 8, 2002, we agreed with Ballard that the product development milestones have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in our company in the form of secured convertible debentures due November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. We pledged to the bank as collateral $2.4 million of funds previously reported under cash and cash equivalents on the accompanying balance sheet. We will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event the Company initiates the conversion. As part of the purchase agreement entered into between Ballard and us, Ballard retains the option to license the non-exclusive right to manufacture and sell products with our Hydrogen on DemandTM technology for specific portable fuel cell products and stationary internal combustion engine generators.

    Private Placement Transactions

On June 19, 2002, the Company entered into a private placement financing transaction with two institutional and accredited investors pursuant to the terms of a securities purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of 1,075,269 shares of common stock for gross proceeds of $3.0 million and warrants to purchase 268,817 shares of common stock (with an exercise price of $3.93 per share).

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

On October 31, 2002, the Company entered into a separate private placement financing transaction with the same two institutional and accredited investors pursuant to the terms of a new purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of 588,790 shares of common stock and warrants (with an exercise price of $2.32) to purchase 147,198 shares of common stock of the Company for gross proceeds of $1.0 million. Pursuant to the terms of the purchase agreement, one of the investors agreed to acquire $12 million of secured and unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions, and warrants. Convertible unsecured debentures with a principal amount of $3.5 million and warrants to acquire 242,678 shares (with an exercise price of $3.00 per share) were issued on December 26, 2002 following effectiveness of the registration statement relating to the underlying shares of common stock. Interest accrues at a rate of 4% per annum with payments due quarterly. The unsecured debentures are due June 30, 2003, subject to six thirty-day extensions, subject to the mutual consent of the Company and the investor.

On January 23, 2003, the Company's shareholders approved the issuance of $8.5 million of secured debentures and warrants to acquire 589,376 shares at a special meeting of shareholders and the secured debentures were issued on January 30, 2003. Interest accrues at money market rates with payments due quarterly. The secured debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures and are due in January 2006. The Company pledged to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company does not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

The Company is obligated in the future to register the resale of shares issuable on conversion of the $8.5 million principal amount of secured debentures following exchange of such secured debentures for unsecured debentures. Each time the principal amount of outstanding unsecured debentures is less than $1.0 million, a portion of the $8.5 million of secured debentures will automatically convert into unsecured debentures in increments of $3.0 million, $3.0 million and $2.5 million upon effectiveness of the registration statement relating to the underlying shares of common stock.

The following table summarizes the number of common shares that have been registered by the Company for potential resale in conjunction with (i) the sale of shares by the Company to private accredited investors in June and October 2002, (ii) shares issuable upon exercise of outstanding warrants and (iii) shares issuable upon conversion of $3.5 million principal amount of outstanding unsecured debentures:

Registration Statement Number	Effective Date of Registration Statement	Sales of Common Stock	Common Stock Issuable Upon Exercise of Warrants	Common Stock Issuable Upon Conversion of $3.5 Million Unsecured Debentures	Total Common Stock Registered
333-92144	10/04/02	1,075,268	268,817	—	1,344,085
333-101061	12/23/02	588,790	389,876	2,973,847	3,952,513
333-103104	2/25/03	—	589,376	—	589,376
Total		1,664,058	1,248,069	2,973,847	5,885,974

The unsecured convertible debentures in principal amount of $3.5 million are convertible under three different scenarios:

•	At the option of the holder, at any time and from time to time at $4.25 per share.
•	At the option of the Company, if (1) the average closing prices of the Company's common stock during any consecutive 30 trading days is equal to or greater than $5.10 per share and (2) the closing price for each of 15 trading days which need not be consecutive is equal to or greater than $5.10.
•	The Company may also convert $300,000 (or up to $2.5 million with investor consent) of unsecured debentures each 10 trading days at an adjusted conversion price equal to the volume weighted average of current market prices discounted from 4% to 12%. The discount to the adjusted conversion price depends on the cumulative amount of debentures converted as of the respective dates of conversion.

The secured convertible debentures in principal amount of $8.5 million are convertible at the option of the holder, at any time and from time to time at $4.25 per share. Following exchange of secured debentures for unsecured debentures, the debentures so exchanged are convertible at the option of the Company under the two circumstances set forth above.

In order to exercise the Company's options to convert the debentures certain equity conditions must be satisfied as follows:

(i)	the number of authorized but unissued and otherwise unreserved shares of common stock is sufficient for such issuance;
(ii)	such shares of common stock are registered for resale pursuant to an effective registration statement, and the prospectus thereunder is available for use to sell such shares or all such shares may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act;
(iii)	the common stock is listed or quoted (and is not suspended from trading) on The NASDAQ National Market or SmallCap Market or other eligible market and such shares of common stock are approved for listing;
(iv)	no event of default nor any event that with the passage of time and without being cured would constitute an event of default has occurred and not been cured, and
(v)	no public announcement of a pending or proposed change of control transaction has occurred that has not been consummated.

Warrants may not be exercised and debentures may not be converted to the extent that a holder thereof would then beneficially own, together with its affiliates, more than 9.999% of our common stock then outstanding subsequent to the applicable conversion or exercise.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the relative fair value of the unsecured debentures was $3,008,017 after issuance. The resulting discount of $491,983 is being amortized as interest expense, using the effective interest method, over the original maturity period of six months. During the year ended December 31, 2002, the Company recognized a non-cash charge to interest expense of $21,865 for the amortization of the discount. To the extent conversions of unsecured debentures into common stock are made prior to the maturity date of the debentures, the Company will record as interest expense a ratable proportion of the discount associated with the face value of the debentures converted.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the terms of the transaction, the Company determined that the unsecured debentures contained an initial beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the unsecured debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of the unsecured debentures into common stock. As no unsecured debentures were converted as of December 31, 2002, no interest expense was recorded for BCF during that period. The secured debentures will have similar features.

    Sources and Uses of Cash

As of December 31, 2002, we had $7,987,127 in cash and cash equivalents and restricted cash of $2,963,050. Cash used in operations totaled $11,388,768, $11,139,147 and $1,525,538 in 2002, 2001 and 2000, respectively, and related to funding our net operating losses. The restricted cash comprised $2.4 million of cash used for collateral in connection with Ballard's strategic investment in the Company and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the Company's amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

Investing activities provided/(used) cash of $7,037,933, $(12,751,441) and $(701,659) in 2002, 2001 and 2000, respectively. Investing activities consisted primarily of purchases and maturities of investments in high-grade government bonds and bank certificates of deposit, purchases of laboratory equipment necessary for the continuation of our research and development activities, cash restricted as collateral, and patent registration costs. We expect capital expenditures to decrease substantially as the Company completed its facilities and lab expansion in 2002. We will continue to register, pursue and defend patents on our technology.

In July 2002, the Company agreed to acquire a 50% interest in a European alkaline fuel cell company. The Company's investment is accounted for by the equity method. According to the purchase agreement, the Company was responsible to record its portion of the Affiliate's losses from July 1, 2002 through December 31, 2002. The losses recorded by the Company during this period were $367,714. The Company's investment in the Affiliate was $167,412 at December 31, 2002 and approximated the underlying fair value of our portion of the net assets of the Affiliate at that date.

In April 2001, the Company amended its main operating lease to provide for additional space for the Company's principal operating offices and laboratories. As of November 2001, we occupy all facilities contemplated in the lease agreement. The amended lease will expire in 2008 and will contain options to renew for an additional 8 years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments including allocated taxes and maintenance under the amended operating leases are as follows:

2003	$484,310
2004	484,310
2005	484,310
2006	484,310
2007	484,310
Thereafter	443,950
Total	$2,865,500

Rent expense under the operating lease was approximately $507,310, $288,498 and $128,435 for the years ended December 31, 2002, 2001, and 2000, respectively.

In connection with the amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of the Company's cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our fuel cell technology. The recoverable grant is required to be repaid when we generate net income in a fiscal year. The repayment obligation, which begins in June 2001, ranges from 1% to 5% of net income over a ten-year period and shall not exceed 200% of the original grant. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2002, no repayments have been made.

In December 2002, the Company received net proceeds of $234,963 from the sale of New Jersey Net Operating Losses in conjunction with the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain companies to apply to transfer New Jersey Net Operating Losses to other companies. This program, if continued by the state in future years, may produce similar cash inflows for the Company.

We believe that our current cash and cash equivalents, together with cash available from the financings (see footnote 11) together with future conversions of the secured and unsecured debentures will be sufficient to satisfy anticipated cash needs of our operations into the latter half of 2004. If cash consumption is higher than anticipated, we may seek additional financing within this time frame. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Critical Accounting Policies

    Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

We regard an accounting estimate underlying our financial statements as a "critical accounting estimate" if the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time of estimation and if different estimates that reasonably could have been used in the current period, or changes in the estimate that are reasonably likely to occur from period to period, would have had a material effect on the presentation of financial condition, changes in financial condition, or results of operations.

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. Our management has discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, convertible debt and stock options described below fit the definition of "critical accounting estimates."

    Revenue Recognition

The Company's near term revenues will be derived substantially from contracts that require the Company to deliver hydrogen generation technology, management services, system design and prototype systems and licensing of technology for test and evaluation. It is anticipated that revenues will be recognized in the period in which the technology is delivered or licensed revenue is earned.

    Convertible Debt

The Company accounts for the issuance and conversion of convertible debt in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". As a result, the Company has and will record original issue discounts to the extent the fair value of the debt is below the face value of the instrument and amortize the discount over the life of the instrument. To the extent conversions of debt into common stock are made prior to the maturity date of the instrument, the Company will record as interest expense a ratable proportion of the discount associated with the face value of the debt converted.

The Company accounts for issuances of convertible debt in accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"). As a result of certain conversion price discounts included within the Company's outstanding debt instruments, the Company will record interest expense resulting from Beneficial Conversion Features as described under the caption "Liquidity and Capital Resources" above.

    Stock Options

The Company has recorded non-cash charges in 2002, 2001 and 2000 to the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option-pricing model.

The Company also records non cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts.

The Company also discloses pro forma information regarding net income and earnings per share that is required by SFAS No. 148. This information is required to be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted for the fiscal years ended December 31, 2002, 2001 and 2000 has been estimated at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in 2002, 2001 and 2000 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for fiscal 2002, 2001 and 2000, are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future years.

Impact of Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. FAS 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company (see Note 2 of the Notes to the Consolidated Financial Statements). FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

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

Item 7A.    Quantitative and Qualitative Disclosure of Market Risk.

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

Investment Considerations

We have decided to make disclosures in accordance with Item 303 of SEC Regulation S-K of important qualitative risk factors that should be considered along with those described in our other filings with the Securities and Exchange Commission prior to making an investment in our common stock. Our business, the results of operations and the trading price of our common stock could be harmed by any of the following factors:

•	We are a development stage company, which has only been in business for a short time. In addition, many aspects of our business plan rest on beliefs formed by our management and have not necessarily been supported by independent sources. As a result, your basis for evaluating us is limited.
•	We have incurred substantial losses and expect losses for the foreseeable future. Accordingly, we may not be able to achieve profitability, and even if we do become profitable, we may not be able to sustain profitability.
•	We expect our future operating results to vary significantly quarter to quarter, and increase the likelihood that we may fail to meet the expectations of securities analysts and investors at any given time.
•	A substantial number of shares of common stock have been, and are expected in the near future to be, registered for resale in connection with the issuance of common stock to private investors and the issuance of our common stock after conversion of outstanding debentures and exercise of outstanding warrants. Resale of a significant number of shares into the public markets could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future.

•	Our debentures are subject to a number of restrictive covenants, including a requirement that our common stock remain listed on a National Exchange and requirements as to the trading prices of our common stock. If we are unable to maintain a listing on either NASDAQ National Market or NASDAQ SmallCap Market, the debentures may be called by the holders. Furthermore, if the NASDAQ National Market or SmallCap listing is not maintained, shareholders might find it more difficult to liquidate their investment.
•	We have appealed a notice of delisting from the NASDAQ National Market. If we are not successful in the appeal, the shares of our common stock will not be traded on the NASDAQ National Market but instead, if we meet the continued listing requirements of the NASDAQ SmallCap Market, trading of our common stock would be conducted on the NASDAQ SmallCap Market or other nationally recognized markets or the over the counter market on the so called "pink sheets" or, if available, NASD's "Electronic Bulletin Board."
•	We may be required to issue more shares of common stock to the holders of the debentures and the warrants as a result of the anti-dilution provisions of the debentures and the warrants. In addition, subject to the satisfaction of numerous conditions, we have the right to force conversion of the unsecured debentures at a discount to current market prices. Sales of substantial amounts of common stock could reduce the market price for our common stock and make it more difficult for stockholders to sell their shares.
•	The proceeds of the unsecured debentures and the secured debentures, when available to us, are expected to be used to fund our product development and commercialization plans. Access to the funds from the secured debentures is subject to numerous conditions and is dependent on consent of the holder to an accelerated conversion schedule. We can provide no assurance that all the proceeds of the secured debentures will ultimately be available. Even if all the proceeds of the secured debentures are available to us, additional funding may nonetheless be necessary if budgeted expenses exceed expectations or revenues fall short of projections. If we are able to raise additional capital, it may be on unacceptable terms to us, may dilute your ownership or may restrict our ability to run our business.
•	We may be subject to litigation if our common stock price is volatile, which may result in substantial costs and a diversion of our management's attention and resources and could have a negative effect on our business and results of operations.
•	We may be unable to complete development of commercially viable hydrogen generation systems.
•	Any perceived problem while conducting demonstrations of our technology could hurt our reputation and the reputation of our products, which would impede the development of our business.
•	Some of the raw materials that the hydrogen generation systems use are expensive and are not manufactured in large quantities. Therefore, the energy produced by our systems may cost more than energy provided through conventional and alternative systems. Accordingly, our systems may be less attractive to potential users.
•	If we cannot develop and demonstrate lower cost processes for the manufacture of sodium borohydride, our commercialization plans may be hindered.
•	A mass market for fuel cells, hydrogen generation systems or batteries may never develop or may take longer to develop than we anticipate.
•	We are heavily dependent on companies or governmental agencies that would include our hydrogen generation systems in their products and to develop the infrastructure required to use of our technologies in certain applications or markets.
•	Failure to meet cost or performance goals with potential customers could delay or impede commercialization of our technology.

•	Changes in environmental policies could result in automobile manufacturers abandoning their interest in fuel cell powered vehicles. This may substantially lessen the market for our products and harm the development of our business.
•	Since zero emission vehicle requirements can be met without using fuel cells, automobile manufacturers may use other technologies to meet regulatory requirements.
•	Any accidents involving our products or the raw materials used in our products could impair their market acceptance.
•	We will continue to face intense competition from alternative power technologies and may be unable to compete successfully.
•	We depend on our intellectual property and may not be able to protect the rights to that intellectual property. Our failure to protect this intellectual property could adversely affect our future growth and success.
•	Our future plans could be adversely affected if we are unable to attract or retain key personnel.
•	We do not intend to pay any dividends.

Item 8.    Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedule in Item 15.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Incorporated herein by reference is the information appearing under the caption "Election of Directors" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.

Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

As of December 31, 2002	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plan approved by security holders(1)	4,345,829	$5.06	4,154,171
Equity compensation plans not approved by security holders	—	—	—
Total	4,345,829	$5.06	4,154,171

(1)	This plan is our Amended and Restated 2000 Stock Option Plan.

Other information required by this Item is incorporated by reference from the information appearing under the caption "Common Stock Ownership of Principal Stockholders and Management" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Party Transactions.

Incorporated herein by reference is the information appearing under the caption "Certain Transactions" in the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders.

Item 14.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and Acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, he has concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the evaluation date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report
1.	Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

2.	Financial Statement Schedules

None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

3.	Exhibits

The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

Exhibit No.		Description
2.1†	—	Certificate of Conversion of Millennium Cell LLC to Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

3.1†	—	Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

3.2†	—	By-Laws of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

3.3†	—	Certificate of Amendment to Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

3.4†	—	Certificate Eliminating Reference to the Series A Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to the Quarterly Report on Form 10-Q filed on May 13, 2002)

3.5†	—	Certificate of Amendment of Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to the Quarterly Report on Form 10-Q filed on May 13, 2002)

4.2†	—	Specimen stock certificate representing the Registrant's Common Stock (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

4.5†	—	First Warrant to Purchase 224,014 shares of Common stock dated June 19, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 26, 2002)

4.6†	—	First Warrant to Purchase 44,803 shares of Common Stock dated June 19, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 26, 2002)

4.7.1	—	Closing Warrant No. 1 to purchase 73,599 shares of Common Stock dated October 31, 2002

4.7.2	—	Closing Warrant No. 2 to purchase 73,599 shares of Common Stock dated October 31, 2002

4.8	—	First Warrant to purchase 242,678 shares of Common Stock dated December 26, 2002

4.9	—	Second Warrant to purchase 589,376 shares of Common Stock dated January 30, 2003

Exhibit No.		Description

4.10.1	—	Unsecured Convertible Debenture No. 1 dated December 26, 2002

4.10.2	—	Unsecured Convertible Debenture No. 2 dated December 26, 2002

4.11†	—	Form of Exchange Convertible Debenture (incorporated by reference to Registration Statement No. 333-101061 on Form S-3 filed on November 7, 2002)

4.12	—	Secured Convertible Debenture in aggregate principal amount of $8.5 million dated January 30, 2003

4.13†	—	Secured Convertible Debenture issued to Ballard Power Systems, Inc. (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.1†	—	Agreement for Recoverable Grant Award, dated as of April 1999, by and between State of New Jersey Commission on Science and Technology and Millennium Cell LLC (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.2†	—	Amended and Restated Agreement, dated as of August 1, 2000, by and among Millennium Cell Inc., GP Strategies Corporation and Steven Amendola (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.3†	—	Assignment, dated as of May 24, 2000, by Steven Amendola in favor of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.4†	—	Employment Agreement, dated as of May 16, 2000, by and between Stephen S. Tang and Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.5†	—	Employment Agreement, dated as of August 2, 2000, by and between Steven C. Amendola and Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.6†	—	Amended and Restated Millennium Cell Inc. 2000 Stock Option Plan, Amended effective December 1, 2001 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 25, 2002)

10.7†	—	Proprietary Rights Agreement, effective as of May 1, 2000, between DaimlerChrysler Corporation and Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.8†	—	Assignment and Assumption of License Agreement, dated as of December 17, 1998, by and between GP Strategies Corporation and Millennium Cell LLC (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.9†	—	Employment Agreement, dated as of September 6, 2000, by and between Millennium Cell Inc. and Norman R. Harpster, Jr. (incorporated by reference to the Quarterly Report on Form 10-Q filed on November 1, 2000)

10.10†	—	Lease Agreement, dated as of April 4, 2001, by and between Millennium Cell Inc. and Ten-Thirty Five Associates, Limited Partnership (incorporated by reference to the Quarterly Report on Form 10-Q filed on May 11, 2001)

Exhibit No.		Description

10.11†	—	Separation Agreement, dated as of December 11, 2001, by and between Millennium Cell Inc. and Steven C. Amendola (incorporated by reference to the Annual Report on Form 10-K filed on March 25, 2002)

10.12†	—	Consulting Agreement, dated as of December 11, 2001, by and between Millennium Cell Inc. and Steven C. Amendola (incorporated by reference to the Annual Report on Form 10-K filed on March 25, 2002)

10.13†	—	Confidentiality Agreement, dated as of December 11, 2001, by and between Millennium Cell Inc. and Steven C. Amendola (incorporated by reference to the Annual Report on Form 10-K filed on March 25, 2002)

10.14†	—	Securities Purchase Agreement dated as of June 19, 2002 between the Company and the Purchasers (incorporated by reference as Exhibit 4.3 to the Current Report on Form 8-K filed on June 26, 2002)

10.15†	—	Registration Rights Agreement dated as of June 19, 2002 between the Company and the Purchasers (incorporated by reference as Exhibit 4.4 to the Current Report on Form 8-K filed on June 26, 2002.)

10.16†	—	Securities Purchase Agreement dated as of October 31, 2002 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-101061 on Form S-3 filed on November 7, 2002)

10.17†	—	Registration Rights Agreement dated as of October 31, 2002 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-101061 on Form S-3 filed on November 7, 2002)

10.18†	—	Option Agreement dated as of November 8, 2002, between the Company and Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.19†	—	Securities Purchase Agreement dated as of November 8, 2002 Company and Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.20†	—	Registration Rights Agreement dated as of November 8, 2002 between the Company and Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.21†	—	Continuing Letter of Credit Agreement dated January 30, 2003 between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Registration Statement No. 333-103104 on Form S-3 filed February 11, 2003)

10.22†	—	Security Agreement dated January 30, 2003 between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registration Statement No. 333-103104 on Form S-3 filed on February 11, 2003)

10.23†	—	Letter of Credit securing $8.5 million Secured Convertible Debentures (incorporated by reference to Exhibit 10.23 to the Registration Statement No. 333-103104 on Form S-3 filed on February 11, 2003.)

10.24	—	Severance, Release and Consulting Agreement between the Company and Norman "Chip" Harpster, Jr. effective February 14, 2003.

Exhibit No.		Description

10.25	—	Amended and Restated Employment Agreement between the Company and Stephen S. Tang dated as of January 1, 2002.

10.26	—	Continuing Letter of Credit Agreement dated November 8, 2002 between the Company and Wachovia Bank, National Association relating to the Secured Convertible Debentures issued to Ballard Power Systems, Inc.

10.27	—	Security Agreement dated November 8, 2002 between the Company and Wachovia Bank, National Association relating to the Secured Convertible Debentures issued to Ballard Power Systems, Inc.

10.28	—	Letter of Credit securing $2.4 million Secured Convertible Debentures issued for the benefit of Ballard Power Systems, Inc.

23.1	—	Consent of Ernst & Young

99.1†	—	License Agreement, dated July 31, 1997, by and between Steven C. Amendola and National Patent Development Corporation (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

99.2	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.3	—	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

†	Previously filed.

The Company will furnish, without charge, to a security holder upon request a copy of the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.

(b)	Reports on Form 8-K

The following reports were filed under Form 8-K during the last quarter of the period covered by this report:

Form 8-K filed November 5, 2002. On October 31, 2002, we entered into a $1 million private placement transaction with two accredited investors. Accordingly, we issued 588,790 shares of common stock and warrants to purchase 147,198 shares of common stock at an exercise price of $2.32 to the investors.

Form 8-K filed December 13, 2002. On December 13, 2002, we reported that we had presented a compliance program to The NASDAQ Stock Market, Inc. after receiving their letter informing us that as of September 30, 2002, we did not meet the minimum $10 million stockholders' equity requirement for continued listing on the NASDAQ National Market under Maintenance Standard 1, as set forth in the NASDAQ Marketplace Rule 4450(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CELL INC.

By: /s/    STEPHEN S. TANG

Stephen S. Tang
President, Chief Executive Officer,
Acting Chief Financial Officer

Date: March 17, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN S. TANG	President, Chief Executive Officer, Acting Chief Financial Officer, and Director	March 17, 2003
Stephen S. Tang

/S/ JOHN D. GIOLLI	Controller and Principal Accounting Officer	March 17, 2003
John D. Giolli

/s/ G. CHRIS ANDERSEN	Director	March 17, 2003
G. Chris Andersen

/s/ KENNETH R. BAKER	Director	March 17, 2003
Kenneth R. Baker

/s/ WILLIAM H. FIKE	Director	March 17, 2003
William H. Fike

/s/ ALEXANDER MACLACHLAN	Director	March 17, 2003
Alexander MacLachlan

/s/ ZOLTAN MERSZEI	Director	March 17, 2003
Zoltan Merszei

/s/ H. DAVID RAMM	Director	March 17, 2003
H. David Ramm

/s/ JAMES L. RAWLINGS	Director	March 17, 2003
James L. Rawlings

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Stephen S. Tang, President and Chief Executive Officer of Millennium Cell Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Millennium Cell Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:     /s/ STEPHEN S. TANG
Stephen S. Tang
President and Chief Executive Officer

March 17, 2003

CERTIFICATION OF ACTING CHIEF FINANCIAL OFFICER

I, Stephen S. Tang, Acting Chief Financial Officer of Millennium Cell Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Millennium Cell Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:     /s/ STEPHEN S. TANG
Stephen S. Tang
Acting Chief Financial Officer

March 17, 2003

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Millennium Cell Inc.

We have audited the accompanying consolidated balance sheets of Millennium Cell Inc. (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Cell Inc. at December 31, 2002 and 2001 and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

New York, New York
February 10, 2003

MILLENNIUM CELL INC.
(a development stage enterprise)

BALANCE SHEET

Assets	December 31, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$7,987,127	$6,348,763
Accounts receivable	234,015	129,000
Prepaid expenses	337,589	352,198
Deferred financing costs	313,690	—
Held-to-maturity investments	—	11,067,175
Total current assets	8,872,421	17,897,136
Property and equipment, net	1,526,983	1,177,483
Intangible assets, net	590,269	530,706
Investment in affiliate	167,412	—
Restricted cash	2,963,050	588,972
Security deposits	45,676	45,676
	$14,165,811	$20,239,973
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$612,651	$223,101
Accrued employee compensation	—	940,837
Accrued expenses	615,006	454,890
Convertible unsecured debentures (face value of $3.5 million, net of discount)	3,029,882	—
Deferred income	—	2,528,988
Total current liabilities	4,257,539	4,147,816

Convertible secured debentures	2,399,988	—
Refundable grant obligation	227,522	227,522

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 70,000,000 shares and 29,027,491 and 27,292,077 shares issued and outstanding as of December 31, 2002 and 2001, respectively	29,027	27,292
Additional paid-in capital	61,679,267	54,140,914
Deficit accumulated during development stage	(54,427,532)	(38,303,571)
Total stockholders' equity	7,280,762	15,864,635
	$14,165,811	$20,239,973

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

STATEMENT OF OPERATIONS

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000	Cumulative Amounts From Inception
Revenue	$719,392	$—	$—	$719,392
Cost of revenue	690,059	—	—	690,059
Gross margin	29,333	—	—	29,333
Product development and marketing	5,788,315	5,513,172	—	11,301,487
General and administrative	4,052,943	4,726,543	3,173,393	12,117,832
Restructuring expense	104,982	—	—	104,982
Non-cash charges	4,148,251	7,341,461	10,785,381	22,275,093
Depreciation and amortization	710,975	473,031	256,820	1,497,833
Research and development	1,515,376	2,624,823	2,131,684	7,092,011
Total operating expenses	16,320,842	20,679,030	16,347,278	54,389,238
Loss from operations	(16,291,509)	(20,679,030)	(16,347,278)	(54,359,905)
Other income	234,963	—	—	234,963
Interest income, net	300,299	1,226,701	678,194	2,216,005
Equity in losses of affiliate	(367,714)	—	—	(367,714)
Net loss	(16,123,961)	(19,452,329)	(15,669,084)	(52,276,651)
Preferred stock amortization	—	—	2,150,881	2,150,881
Net loss applicable to common stockholders	$(16,123,961)	$(19,452,329)	$(17,819,965)	$(54,427,532)
Loss per share — basic and diluted	$(.58)	$(.71)	$(.69)	$(2.08)
Weighted — average number of shares outstanding	28,022,872	27,217,591	25,787,672	26,111,405

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2000	23,679,714	$23,680	—	$—	$1,226,320	$(1,031,277)	$218,723
Capital contribution	—	—	—	—	500,000	—	500,000
Redemption of common stock held by GPS and termination of royalty agreement	(623,401)	(623)	—	—	2,068,763	—	2,068,140
Issuance of preferred stock	—	—	759,368	2,146,446	—	—	2,146,446
Conversion of preferred stock to common stock	759,368	759	(759,368)	(2,146,446)	2,145,687	—	—
Amortization of preferred stock	—	—	—	—	2,150,881	(2,150,881)	—
Issuance of common stock from initial public offering	3,352,300	3,352	—	—	29,850,865	—	29,854,217
Non-cash compensation charges for issuance of stock options	—	—	—	—	8,716,411	—	8,716,411
Net loss	—	—	—	—	—	(15,669,084)	(15,669,084)
Balance at December 31, 2000	27,167,981	27,168	—	—	46,658,927	(18,851,242)	27,834,853
Issuance of common stock from exercise of options	48,500	48	—	—	140,602	—	140,650
Issuance of common stock from exercise of warrants	75,596	76	—	—	(76)	—	—
Non-cash compensation charges for issuance of stock options	—	—	—	—	7,341,461	—	7,341,461
Net loss	—	—	—	—	—	(19,452,329)	(19,452,329)
Balance at December 31, 2001	27,292,077	27,292	—	—	54,140,914	(38,303,571)	15,864,635
Issuance of common stock in private placement transactions	1,664,058	1,664	—	—	2,959,615	—	2,961,279
Fair value of warrants issued with unsecured debentures	—	—	—	—	491,983	—	491,983
Issuance of common stock from exercise of options	28,000	28	—	—	81,172	—	81,200
Issuance of common stock for 401(k)	43,356	43	—	—	82,332	—	82,375
Non-cash compensation charges for issuance of stock options	—	—	—	—	3,923,251	—	3,923,251
Net loss	—	—	—	—	—	(16,123,961)	(16,123,961)
Balance at December 31, 2002	29,027,491	$29,027	—	$—	$61,679,267	$(54,427,532)	$7,280,762

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

STATEMENT OF CASH FLOWS

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Twelve Months Ended December 31, 2000	Cumulative Amounts From Inception
Operating activities
Net loss	$(16,123,961)	$(19,452,329)	$(15,669,084)	$(52,276,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710,975	473,031	256,820	1,497,833
Amortization of discount on unsecured debentures	21,865	—	—	21,865
Amortization of deferred financing costs	14,590	—	—	14,590
Losses on investment in affiliate	367,714	—	—	367,714
Non-cash charges	4,148,251	7,341,461	10,785,381	22,275,093
Changes in operating assets and liabilities:
Accounts receivable	(105,015)	(129,000)	—	(234,015)
Prepaid expenses and other assets	14,609	(186,256)	(148,393)	(383,265)
Accounts payable and accrued expenses	(308,796)	684,946	879,750	1,310,032
Due to affiliate	—	—	(30,000)	—
Deferred income	(129,000)	129,000	2,399,988	2,399,988
Net cash used in operating activities	(11,388,768)	(11,139,147)	(1,525,538)	(25,006,816)
Investing activities
Purchase of property and equipment	(999,939)	(956,854)	(493,568)	(2,780,452)
Patent registration costs	(120,099)	(138,440)	(208,091)	(584,633)
Investment in affiliate	(535,126)	—	—	(535,126)
Increase in restricted cash	(2,374,078)	(588,972)	—	(2,963,050)
(Purchase)/redemption of held-to-maturity investments, net	11,067,175	(11,067,175)	—	—
Net cash provided by (used in) investing activities	7,037,933	(12,751,441)	(701,659)	(6,863,261)
Financing activities
Proceeds from sale of common stock	81,200	140,650	33,523,000	34,994,850
Underwriting and other expenses of initial public offering	—	—	(3,669,613)	(3,669,613)
Proceeds from issuance of unsecured debentures	3,500,000	—	—	3,500,000
Proceeds from equity private placement	2,736,279	—	—	2,736,279
Deferred financing costs	(328,280)	—	—	(328,280)
Proceeds from capital contribution	—	—	500,000	500,000
Payment of note payable	—	—	(250,000)	(250,000)
Proceeds from grant	—	—	33,900	227,522
Proceeds from sale of preferred stock	—	—	2,146,446	2,146,446
Net cash provided by financing activities	5,989,199	140,650	32,283,733	39,857,204
Net increase (decrease) in cash and cash equivalents	1,638,364	(23,749,938)	30,056,536	7,987,127
Cash and cash equivalents, beginning of period	6,348,763	30,098,701	42,165	—
Cash and cash equivalents, end of period	$7,987,127	$6,348,763	$30,098,701	$7,987,127

Non-Cash Transactions:

In August 2002, the Company issued 43,356 shares of common stock with an issued value of $82,375 to the Company's 401(k) Plan as employer matching contributions.

In November 2002, the Company and Ballard Power Systems agreed to convert a cash advance for deferred royalty income paid by Ballard in October 2000 to a strategic investment in the form of Secured Debentures of $2.4 million.

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

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

Note 2 — Significant Accounting Policies

    Principles of Consolidation

The consolidated financial statements include the accounts of Millennium Cell Inc. and its wholly owned subsidiary, MCE Ventures LLC. MCE Ventures is a Delaware limited liability corporation that was formed in 2002 to engage in limited strategic investment activities. All significant inter-company transactions and accounts have been eliminated.

    Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

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

    Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3 years
Furniture and fixtures	3 years
Leasehold improvements	3 years

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

unless the asset is determined to be impaired. Amortization of such costs begins once the patent has been issued. The Company evaluates the recoverability of its patent costs at each balance sheet date based on estimated undiscounted future cash flows.

    Investment in Affiliate

In July 2002, the Company agreed to acquire a 50% interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. According to the purchase agreement, the Company was responsible to record its portion of the Affiliate's losses from July 1, 2002 through December 31, 2002. The losses recorded by the Company during this period were $367,714.

Investments in which Millennium Cell does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Millennium Cell's share of net earnings and losses from investments is included in the consolidated statement of operations. At December 31, 2002, the carrying value of the investments approximates fair value, which is based on the value of the underlying collateral.

    Restricted Cash

Cash that is pledged as collateral under the Company's amended facilities lease agreement and the secured debentures issued to Ballard Power Systems is classified as restricted cash on the balance sheet.

    Revenue Recognition

Revenues for the year ended December 31, 2002 were derived primarily from engineering and design services and sales of prototype systems used by our customers to evaluate and demonstrate our technology.

The Company's near term revenues will be derived substantially from contracts that require the Company to deliver engineering, design and management services, hydrogen generation technology, prototype systems and licensing of technology. Revenues will be recognized in the period in which the services are performed, technology and/or prototype is delivered or licensed revenue is earned.

    Product Development and Marketing Costs

Product development and marketing costs are expensed as incurred.

    Research and Development Costs

Research and development costs are expensed as incurred.

    Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. FAS 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company. FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders — As reported	$ (16,123,961)	$ (19,452,329)	$ (17,819,965)
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards	(131,765)	(1,705,051)	(638,983)
Net loss attributable to common stockholders — Pro forma	$(16,255,726)	$(21,157,380)	$(18,458,948)
Net loss per share attributable to common stockholders — As reported	$(0.58)	$(0.71)	$(0.69)
Net loss per share attributable to common stockholders — Pro forma	$(0.58)	$(0.78)	$(0.72)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected dividend yield	—	—	—
Expected stock price volatility	.69	.83	.92
Risk-free interest rate	3.68%	3.07% – 4.79%	6.25%
Expected option term	5 years	3 years	0 – 3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $3.10 and $4.13 in fiscal 2002 and 2001, respectively. In 2000, the fair value of stock options granted below market value was $8.39 and the fair value of stock options granted at market value was $4.09 per share.

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Options to purchase 4,345,829, 4,766,720 and 3,684,471 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2002, 2001 and 2000, respectively, as their effects would have been antidilutive.

Warrants to purchase 658,693, 400,000 and 400,000 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2002, 2001 and 2000, respectively, as their effects would have been antidilutive.

    Income Taxes

The Company is subject to state and federal income taxes and accounts for income taxes under the liability method. Accordingly, net deferred tax assets and an offsetting valuation allowance of $14,230,516 and $7,780,932 at December 31, 2002 and 2001, respectively have been recorded due to the uncertainty regarding the realization of such deferred tax assets. The significant items giving rise to the deferred income taxes were primarily tax loss and credit carry forwards and depreciation. The net operating losses will begin to expire in 2020.

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

Note 3 — Investments

At December 31, 2001, the Company held $11.1 million of held-to-maturity investments in U.S. government agency bonds stated at amortized cost, with a weighted-average yield of 5.1%. At December 31, 2001, amortized cost approximated fair value. Interest income is recognized using the straight-line method over the lives of the securities. There were no held-to-maturity investments at December 31, 2002.

Note 4 — Property and Equipment

Property and equipment consist of the following at December 31:

	2002	2001
Machinery and equipment	$1,144,527	$1,106,981
Furniture and fixtures	402,125	356,340
Leasehold improvements	1,284,028	367,420
	2,830,680	1,830,741
Accumulated depreciation	(1,303,697)	(653,258)
Property and equipment, net	$1,526,983	$1,177,483

The Company recorded depreciation expense of $650,439, $425,223, and $234,303 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 — Intangible Assets

Patent and license costs consist of the following at December 31:

	2002	2001
Patent and license costs	$734,633	$614,534
Accumulated amortization	(144,364)	(83,828)
	$590,269	$530,706

The Company recorded amortization expense of $60,536, $47,808, and $22,517 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Note 6 — Restructuring Charges

During the second quarter of 2002, the Company incurred and paid restructuring expenses of approximately $105,000 for severance and legal costs related to 14 employee separations. The plan of restructuring was communicated and all employee separations were complete prior to June 30, 2002. The costs of separation were consistent with the amounts charged to restructuring expense during the second quarter of 2002. There are no restructuring reserves at December 31, 2002.

Note 7 — Product Development Agreement

In October 2000, we received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between Ballard and us. In addition, we granted to Ballard a warrant to purchase up to 400,000 shares of our common stock, which was terminated as part of the strategic investment discussed below. Upon completion of certain stages of product development, the parties agreed to negotiate in good faith for the grant of a license of our technology to Ballard in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value.

On November 8, 2002, we agreed with Ballard that the product development milestones have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in our company in the form of secured convertible debentures due November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. We pledged to the bank as collateral $2.4 million of funds previously reported under cash and cash equivalents on the accompanying balance sheet. We will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event the Company initiates the conversion. As part of the purchase agreement entered into between Ballard and us, Ballard retains the option to license the non-exclusive right to manufacture and sell products with our Hydrogen on DemandTM technology for specific portable fuel cell products and stationary internal combustion engine generators.

Note 8 — Grant Obligation

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company is obligated to repay the difference between that amount and the cumulative repayments made to date. The original grant amount has been recorded as a liability. Additional liability, if any, will be recorded upon the attainment of net income in excess of the amount required to establish such additional liability.

Note 9 — Commitments and Contingencies

In April 2001, the Company amended its main operating lease to provide for additional space for the Company's principal operating offices and laboratories. As of November 2001, we occupy all facilities contemplated in the lease agreement. The amended lease will expire in 2008 and will contain options to renew for an additional 8 years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments including allocated taxes and maintenance under the amended operating leases are as follows:

2003	$484,310
2004	484,310
2005	484,310
2006	484,310
2007	484,310
Thereafter	443,950
Total	$2,865,500

Rent expense under the operating lease was approximately $507,310, $288,498 and $128,435 for the years ended December 31, 2002, 2001, and 2000, respectively.

In connection with the amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of the Company's cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.

From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. We do not believe that any such litigation would have a material adverse effect on our results of operations or financial condition.

Note 10 — Capital Transactions

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

In December 2001, the Company entered into a separation agreement with Steven C. Amendola, its then chief scientific advisor ("CSA") and also entered into a consulting agreement and a confidentiality agreement with a company wholly owned by the CSA, which expired in September 2002. The significant terms of the agreements are:

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	$230,000 of severance to the CSA was paid in 2001.
•	Accelerated vesting of 166,607 stock options initially granted to the CSA while he was an employee of the Company under the Amended and Restated 2000 Stock Option Plan. This resulted in a non-cash charge of $142,602.
•	Forfeiture by the CSA of approximately 503,321 unvested options. CSA's total vested options equaled 503,322 at December 31, 2001.

The agreements also require the CSA to honor certain non-compete restrictions.

Note 11 — Private Placement Transactions and Subsequent Financing Events

On June 19, 2002, the Company entered into a private placement financing transaction with two institutional and accredited investors pursuant to the terms of a securities purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of 1,075,269 shares of common stock for gross proceeds of $3.0 million and warrants to purchase 268,817 shares of common stock (with an exercise price of $3.93 per share).

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

On October 31, 2002, the Company entered into a separate private placement financing transaction with the same two institutional and accredited investors pursuant to the terms of a new purchase agreement among the Company and the purchasers. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placement consisted of the sale of 588,790 shares of common stock and warrants (with an exercise price of $2.32) to purchase 147,198 shares of common stock of the Company for gross proceeds of $1.0 million. Pursuant to the terms of the purchase agreement, one of the investors agreed to acquire $12 million of secured and unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions, and warrants. Convertible unsecured debentures with a principal amount of $3.5 million and warrants to acquire 242,678 shares (with an exercise price of $3.00 per share) were issued on December 26, 2002 following effectiveness of the registration statement relating to the underlying shares of common stock. Interest accrues at a rate of 4% per annum with payments due quarterly. The unsecured debentures are due June 30, 2003, subject to six thirty-day extensions, subject to the mutual consent of the Company and the investor.

On January 23, 2003, the Company's shareholders approved the issuance of $8.5 million of secured debentures and warrants to acquire 589,376 shares at a special meeting of shareholders and the secured debentures were issued on January 30, 2003. Interest accrues at money market rates with payments due quarterly. The secured debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures and are due in January 2006. The Company pledged to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company does not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

The Company is obligated in the future to register the resale of shares issuable on conversion of the $8.5 million principal amount of secured debentures following exchange of such secured debentures for

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

unsecured debentures. Each time the principal amount of outstanding unsecured debentures is less than $1.0 million, a portion of the $8.5 million of secured debentures will automatically convert into unsecured debentures in increments of $3.0 million, $3.0 million and $2.5 million upon effectiveness of the registration statement relating to the underlying shares of common stock.

The following table summarizes the number of common shares that have been registered by the Company for potential resale in conjunction with (i) the sale of shares by the Company to private accredited investors in June and October 2002, (ii) shares issuable upon exercise of outstanding warrants and (iii) shares issuable upon conversion of $3.5 million principal amount of outstanding unsecured debentures:

Registration Statement Number	Effective Date of Registration Statement	Sales of Common Stock	Common Stock Issuable Upon Exercise of Warrants	Common Stock Issuable Upon Conversion of $3.5 Million Unsecured Debentures	Total Common Stock Registered
333-92144	10/04/02	1,075,268	268,817	—	1,344,085
333-101061	12/23/02	588,790	389,876	2,973,847	3,952,513
333-103104	2/25/03	—	589,376	—	589,376
Total		1,664,058	1,248,069	2,973,847	5,885,974

The unsecured convertible debentures in principal amount of $3.5 million are convertible under three different scenarios:

•	At the option of the holder, at any time and from time to time at $4.25 per share.
•	At the option of the Company, if (1) the average closing prices of the Company's common stock during any consecutive 30 trading days is equal to or greater than $5.10 per share and (2) the closing price for each of 15 trading days which need not be consecutive is equal to or greater than $5.10.
•	The Company may also convert $300,000 (or up to $2.5 million with investor consent) of unsecured debentures each 10 trading days at an adjusted conversion price equal to the volume weighted average of current market prices discounted from 4% to 12%. The discount to the adjusted conversion price depends on the cumulative amount of debentures converted as of the respective dates of conversion.

The secured convertible debentures in principal amount of $8.5 million are convertible at the option of the holder, at any time and from time to time at $4.25 per share. Following exchange of secured debentures for unsecured debentures, the debentures so exchanged are convertible at the option of the Company under the two circumstances set forth above.

In order to exercise the Company's options to convert the debentures certain equity conditions must be satisfied as follows:

(vi)	the number of authorized but unissued and otherwise unreserved shares of common stock is sufficient for such issuance;
(vii)	such shares of common stock are registered for resale pursuant to an effective registration statement, and the prospectus thereunder is available for use to sell such shares or all such shares may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act;
(viii)	the common stock is listed or quoted (and is not suspended from trading) on The NASDAQ National Market or SmallCap Market or other eligible market and such shares of common stock are approved for listing;

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

(ix)	no event of default nor any event that with the passage of time and without being cured would constitute an event of default has occurred and not been cured, and
(x)	no public announcement of a pending or proposed change of control transaction has occurred that has not been consummated.

Warrants may not be exercised and debentures may not be converted to the extent that a holder thereof would then beneficially own, together with its affiliates, more than 9.999% of our common stock then outstanding subsequent to the applicable conversion or exercise.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the relative fair value of the unsecured debentures was $3,008,017 after issuance. The resulting discount of $491,983 is being amortized as interest expense, using the effective interest method, over the original maturity period of six months. During the year ended December 31, 2002, the Company recognized a non-cash charge to interest expense of $21,865 for the amortization of the discount. To the extent conversions of unsecured debentures into common stock are made prior to the maturity date of the debentures, the Company will record as interest expense a ratable proportion of the discount associated with the face value of the debentures converted.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"), and after considering the terms of the transaction, the Company determined that the unsecured debentures contained an initial beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the unsecured debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of the unsecured debentures into common stock. As no unsecured debentures were converted as of December 31, 2002, no interest expense was recorded for BCF during that period. The secured debentures will have similar features.

Note 12 — Stock Options and Employee Benefit Plans

    2000 Stock Option Plan

In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan. 8,500,000 shares of common stock have been reserved for issuance under the plan. The plan provides for the granting of the following types of awards: stock options, stock warrants, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Options and warrants issued under this plan have a life of ten years and generally vest ratably over three years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the Plan:

	Number of Options and Warrants	Weighted Average Exercise Price per Share
Balance at December 31, 2000	3,684,471	$3.87
Granted at fair value	1,714,166	7.21
Forfeited or terminated	(507,821)	2.91
Exercised	(124,096)	2.90
Balance at December 31, 2001	4,766,720	5.09
Granted at fair value	5,000	5.16
Forfeited or terminated	(397,891)	5.57
Exercised	(28,000)	2.90
Balance at December 31, 2002	4,345,829	$5.06

The following is additional information relating to options and warrants granted and outstanding under the plan as of December 31, 2002:

Exercise Price Range	Options Outstanding	Weighted Average Exercise Price	Remaining Weighted Average Life (Years)	Options Exercisable	Weighted Average Exercise Price
$ 2.90 – $ 2.90	2,521,760	$2.90	7.5	2,009,260	$2.90
2.91 – 8.12	711,450	4.67	8.9	84,831	5.39
8.13 – 12.49	1,048,564	9.84	8.1	613,378	9.89
12.50 – 19.63	64,055	16.02	7.9	43,711	16.29
	4,345,829	$5.06	7.9	2,751,180	$4.75

The Company recorded non-cash charges of approximately $3.8 million, $5.9 million and $5.8 million in 2002, 2001, and 2000, respectively, related to options issued below market to employees and the Board of Directors in 2000. The Company will incur additional non-cash charges of approximately $1.9 million for these options in 2003.

The Company also incurred non-cash charges of $0.1 million, $1.4 million and $2.9 million in 2002, 2001, and 2000, respectively, related to the fair value of warrants issued to affiliates. Certain affiliates have the ability to earn new awards based on certain milestones and service periods. The accounting methodology requires a re-valuing of certain earned warrants at each period ending market price using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the company will incur related to these warrants.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2002	2001	2000
Expected dividend yield	—	—	—
Expected stock price volatility	.69	.83	.92
Risk-free interest rate	3.68%	3.07% – 4.79%	6.25%
Expected option term	5 years	3 years	0 – 3 years

    Savings Plan

In December 2000, the Company enacted a savings plan that complies with Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches in company stock in July and December of each fiscal year, on a one to one basis the vested portion of employee contributions up to 6% of eligible compensation. Employee contributions to this plan began in January 2001. Employer matching stock contributions vest ratably over 3 years based on the length of service of the employee. In 2002, the Company funded the vested matching contributions to the plan with 43,356 shares of common stock with an issued market value of $82,375. The Company has reserved 180,000 shares of common stock for the 401(k) plan.

Note 13 — Quarterly Information (unaudited)(1)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
	(in 000's, except per share amounts)
Fiscal Year ended December 31, 2002
Revenue	$360	$20	$106	$233	$719
Cost of revenue	360	20	106	204	690
Gross Margin	—	—	—	29	29
Product development & marketing	1,729	1,470	1,313	1,277	5,788
General and administrative	1,498	981	891	683	4,053
Restructuring expense	—	105	—	—	105
Non-cash charges	1,118	1,075	988	967	4,148
Depreciation and amortization	174	181	180	176	711
Research and development	364	541	249	362	1,515
Total operating expenses	4,883	4,353	3,621	3,465	16,321
Loss from operations	(4,883)	(4,353)	(3,621)	(3,436)	(16,292)
Other income	—	—	—	235	235
Interest income (expense)	158	96	52	(6)	300
Equity in losses of affiliates	—	—	—	(368)	(368)
Net loss	$(4,725)	$(4,256)	$(3,569)	$(3,574)	$(16,124)
Loss per share — basic and diluted	$(.17)	$(.15)	$(.13)	$(.12)	$(.58)
Weighted — average number of shares outstanding	27,306	27,507	28,428	28,829	28,023

(1)	Some columns and rows may not foot or cross-foot due to rounding.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
	(in 000's, except per share amounts)
Fiscal Year ended December 31, 2001(1)
Product development & marketing	$861	$1,307	$1,504	$1,841	$5,513
General and administrative	849	1,368	1,279	1,231	4,727
Non-cash charges	2,525	1,943	1,667	1,206	7,341
Depreciation and amortization	94	113	116	150	473
Research and development	490	633	907	595	2,625
Total operating expenses	4,819	5,364	5,473	5,023	20,679
Loss from operations	(4,819)	(5,364)	(5,473)	(5,023)	(20,679)
Interest income	399	326	248	254	1,227
Net loss	$(4,420)	$(5,038)	$(5,225)	$(4,769)	$(19,452)
Loss per share — basic and diluted	$(.16)	$(.19)	$(.19)	$(.17)	$(.71)
Weighted — average number of shares outstanding	27,168	27,183	27,253	27,265	27,218

(1)	Some columns and rows may not foot or cross-foot due to rounding.