Form 10-Q
period 2003-03-31
MILLENNIUM CELL INC
filed 2003-05-14
CIK 1114872

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,977,191 shares of Common Stock, par value $.001, were outstanding on May 1, 2003.


===============================================================================

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                                                                  PAGE
                                                                                                                  ----
Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheet - March 31, 2003 and December 31, 2002..........................         1

                Consolidated Statements of Operations - Three months ended March 31, 2003 and 2002.........         2

                Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002.........         3

                Notes to Consolidated Financial Statements - March 31, 2003................................         4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......         7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................................        12

Item 4.         Controls and Procedures....................................................................        12


PART II - OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds..................................................        13

Item 4.         Submission of Matters to a Vote of Security Holders........................................        13

Item 6.         Exhibits and Reports on Form 8-K...........................................................        13

                         PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                          MARCH 31,         DECEMBER 31,
                                                                                            2003                2002
                                                                                            ----                ----
ASSETS
Current assets:
   Cash and cash equivalents.......................................................    $      4,820,954    $     7,987,127
   Accounts receivable.............................................................             451,858            234,015
   Prepaid expenses................................................................             257,331            337,589
   Deferred financing costs........................................................             100,104            313,690
                                                                                       ----------------    ---------------
Total current assets...............................................................           5,630,247          8,872,421
Property and equipment, net........................................................           1,374,625          1,526,983
Patents and licenses, net..........................................................             595,098            590,269
Investment in affiliate............................................................                  --            167,412
Restricted cash....................................................................          11,496,942          2,963,050
Security deposits..................................................................              45,676             45,676
                                                                                       ----------------    ---------------
                                                                                       $     19,142,588    $    14,165,811
                                                                                       ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................    $        208,393    $       612,651
   Accrued expenses................................................................             664,944            615,006
   Convertible unsecured debentures, net of discount...............................           2,150,422          3,029,882
   Deferred income.................................................................              70,000                 --
                                                                                       ----------------    ---------------
Total current liabilities..........................................................           3,093,759          4,257,539

Convertible secured debentures, net of discount....................................           9,333,326          2,399,988
Refundable grant obligation........................................................             227,522            227,522

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized 70,000,000 shares, 29,689,834 and
      29,027,077 shares issued and outstanding
      as of March 31, 2003 and December 31, 2002, respectively.....................              29,690             29,027
   Additional paid-in capital......................................................          65,868,533         61,679,267
   Deficit accumulated during development stage....................................         (59,410,242)       (54,427,532)
                                                                                       ----------------    ---------------
Total stockholders' equity.........................................................           6,487,981          7,280,762
                                                                                       ----------------    ---------------
                                                                                       $     19,142,588    $    14,165,811
                                                                                       ================    ===============

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS     THREE MONTHS
                                                   ENDED            ENDED       CUMULATIVE
                                                 MARCH 31,        MARCH 31,    AMOUNTS FROM
                                                   2003             2002        INCEPTION
                                                   ----             ----        ---------

Revenues.......................................  $    55,261   $     360,000   $    774,653
Cost of revenues...............................       55,261         360,000        745,320
                                                 -----------   -------------   ------------
Gross margin...................................           --              --         29,333

Product development and marketing..............    1,231,499       1,729,218     12,532,986
General and administrative
  (excluding non-cash charges).................    1,070,493       1,498,373     13,188,325
Restructuring expense..........................           --              --        104,982
Non-cash charges...............................    1,095,406       1,117,825     23,370,499
Depreciation and amortization..................      175,297         173,789      1,673,130
Research and development.......................      305,411         363,631      7,397,422
                                                 -----------   -------------   ------------
Total operating expenses.......................    3,878,106       4,882,836     58,267,344
                                                 -----------   --------------  ------------

Loss from operations...........................   (3,878,106)     (4,882,836)   (58,238,011)

Interest income/(expense)......................     (810,404)        157,616      1,405,601
Other income...................................           --              --        234,963
Equity in losses of affiliate..................     (294,200)             --       (661,914)
                                                 ------------  -------------   -------------

Net loss.......................................   (4,982,710)     (4,725,220)   (57,259,361)
Preferred stock amortization...................           --              --      2,150,881
                                                 -----------   -------------   ------------

Net loss applicable to common stockholders.....  $(4,982,710)  $  (4,725,220)  $(59,410,242)
                                                 ===========   =============   ============

Loss per share -- basic and diluted............  $       (.17) $        (.17)  $      (2.26)
                                                 ============  ==============  ============

Weighted average number of shares outstanding..   29,401,836      27,306,144     26,277,716
                                                 ===========   =============   ============

                       See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                               THREE MONTHS    THREE MONTHS    CUMULATIVE
                                                   ENDED           ENDED      AMOUNTS FROM
                                               MARCH 31, 2003 MARCH 31, 2002    INCEPTION
                                               -------------- --------------  -------------
OPERATING ACTIVITIES
Net loss....................................   $  (4,982,710) $  (4,725,220) $ (57,259,361)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization...............         175,297        173,789      1,673,130
Amortization of discount on debentures......         366,838             --        388,703
Beneficial conversion feature on debentures.         234,631             --        234,631
Amortization of deferred financing costs....         213,586             --        228,176
Losses on investment in affiliate...........         294,200             --        661,914
Non-cash charges............................       1,095,406      1,117,825     23,370,499
Changes in operating assets and liabilities:
Accounts receivable.........................        (217,843)      (243,098)      (451,858)
Prepaid expenses and other assets...........          80,258        (55,216)      (303,007)
Accounts payable and accrued expenses.......        (307,388)      (359,494)     1,002,644
Deferred royalty income.....................          70,000       (120,000)        70,000
                                               -------------  -------------- -------------
Net cash used in operating activities.......       (2,977,725)    (4,211,414)   (30,384,529)

INVESTING ACTIVITIES
Purchase of property and equipment..........          (6,050)      (335,988)    (2,786,502)
Patent registration costs...................         (21,718)       (29,874)      (606,351)
Investment in affiliate.....................        (126,788)            --       (661,914)
Purchase of investments, net................              --       (229,967)            --
                                               -------------  -------------- -------------
Net cash used in investing activities.......        (154,556)      (595,829)    (4,054,767)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......              --         60,900     34,994,850
Underwriting and other expenses of initial
   public offering..........................              --             --     (3,669,613)
Proceeds from issuance of debentures........       8,500,000             --     14,399,988
Restricted cash.............................      (8,533,892)            --    (11,496,942)
Proceeds from equity private placement......              --             --      2,736,279
Deferred financing costs....................              --             --       (328,280)
Proceeds from capital contribution..........              --             --        500,000
Payment of note payable.....................              --             --       (250,000)
Proceeds from grant.........................              --             --        227,522
Proceeds from sale of preferred stock.......              --             --      2,146,446
                                               -------------  -------------  -------------
Net cash provided by/(used in) financing
   activities...............................         (33,892)        60,900     39,260,250
                                               -------------- -------------  -------------
Net change in cash and cash equivalents.....      (3,166,173)    (4,746,343)     4,820,954
Cash and cash equivalents, beginning of
   period...................................       7,987,127      6,348,763             --
                                               -------------  -------------  -------------
Cash and cash equivalents, end of period....   $   4,820,954  $   1,602,420  $   4,820,954
                                               =============  =============  =============

NON-CASH TRANSACTIONS:

    The Company issued 25,232 shares of common stock valued at $46,931 to employees as 401(k) Plan employer matching contributions in February 2003. The Company also converted unsecured debentures into shares of common stock during the quarter (see Note 5).

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Reclassifications were made to ensure consistency with current year presentation.

NOTE 2--EARNINGS PER SHARE

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

NOTE 3--STOCK BASED COMPENSATION

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                    QUARTER ENDED MARCH 31,
                                                                    -----------------------
                                                                   2003                  2002
                                                                   ----                  ----
Net loss attributable to common stockholders--
  As reported..........................................        $(4,982,710)          $(4,725,220)
Add: Total stock-based compensation expense
  included in Net Loss.................................          1,095,406             1,117,825
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  stock option awards..................................         (1,364,750)           (1,544,088)
Net loss attributable to common stockholders--
  Pro forma............................................        $(5,252,054)          $(5,151,483)
Net loss per share attributable to common
  stockholders-- As reported...........................             $(0.17)               $(0.17)
Net loss per share attributable to common
  stockholders-- Pro forma.............................             $(0.18)               $(0.19)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  QUARTER ENDED MARCH 31,
                                                                  -----------------------
                                                                 2003                  2002
                                                                 ----                  ----
Expected dividend yield...................................         --                     --
Expected stock price volatility...........................        .69                    .69
Risk-free interest rate...................................       3.68%                  3.68%
Expected option term......................................     5 years                5 years

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.44 and $4.13 in the first quarter of 2003 and 2002, respectively.

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

          In the first quarter of 2003, the Company recorded a non-cash charge of approximately $0.8 million related to options issued to employees below fair value on the date of the grant in 2000. The Company will incur additional non-cash charges related to these issuances of approximately $0.8 million for options during the second quarter of 2003.

          There are a number of outstanding stock warrants held by former employees. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. During the first quarter of 2003, the Company recorded $0.3 million of non-cash charges for changes in the fair value of affiliates' warrants. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.

NOTE 5--SECURED AND UNSECURED DEBENTURES

         In December 2002, the Company issued convertible unsecured debentures with a principal amount of $3.5 million. Interest accrues at a rate of 4% per annum with payments due quarterly. The debentures were originally due June 30, 2003, however, the holder and the Company agreed to extend the due date to September 30, 2003. During the quarter ended March 31, 2003, the Company converted approximately $1.2 million of unsecured debentures into 637,111 shares of common stock. Approximately $2.3 million of unsecured debentures are outstanding as of March 31, 2003.

         In January 2003, the Company issued $8.5 million of convertible secured debentures. Interest accrues at money market rates with payments due quarterly. The secured debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures and are due in January 2006. The Company pledged to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company does not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

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

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the fair value of the unsecured debentures and secured debentures was $3,008,017 and $6,887,040, respectively. The resulting discounts are being amortized as interest expense, using the effective interest method, over the original maturity period of six months for the unsecured debentures and three years for the secured debentures. During the quarter ended March 31, 2003, the Company recognized a non-cash charge to interest expense of $366,838 for amortization of discounts on debentures. To the extent conversions of unsecured debentures into common stock are made prior to the maturity date of the debentures, the Company records as interest expense a ratable proportion of the discount associated with the face value of the debentures converted.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the unsecured debentures contained an initial beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the unsecured debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of the unsecured debentures into common stock. During the quarter ended March 31, 2003, approximately $1,200,000 of unsecured debentures were converted into common stock. As a result of the conversions, the Company recorded as interest expense a non-cash charge of $234,630 for the BCF during the period. Subsequent to March 31, 2003, the Company converted an additional $1,300,000 of unsecured debentures as of May 14, 2003.

NOTE 6--INVESTMENT IN AFFILIATE

         In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. The Company has evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was currently zero. As a result, the Company has written off the Investment in Affiliate until the fair value can be readily determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained herein under the caption "Forward-Looking Statements" for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

OVERVIEW

         We have developed a patented process called Hydrogen on Demand(TM) that safely generates pure hydrogen or electricity from environmentally friendly raw materials. In the process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen or produces electricity. The primary input components of the reaction are water and sodium borohydride, a derivative of borax, which is found in substantial natural reserves globally. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. We also have patents covering boron-based longer-life batteries and fuel cells. Our goal is to convert our technology from the research and development stage to commercialization.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002

         Revenues. Revenues for the quarter ended March 31, 2003 were $55,261 compared to $360,000 for the same period of 2002. Revenues for the first quarter of 2002 included the sale of large, prototype systems which were not recurring in the first quarter of 2003.

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

         Cost of Revenues. Cost of revenues for the quarter ended March 31, 2003 were $55,261 compared to $360,000 for the same period of 2002. Cost of revenues on prototype unit sales during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project. The decline in cost of revenues was due to the sale in the first quarter of 2002 of large, prototype systems which were not recurring in the first quarter of 2003.

         Product Development and Marketing Expense. Product development and marketing expenses for the quarter ended March 31, 2003 were $1,231,499 compared to $1,729,218 for the same period of 2002, a decrease of $497,719. This decrease is mostly attributable to the cost reduction program implemented during the second quarter of 2002.

         General and Administrative Expense. General and administrative expenses for the quarter ended March 31, 2003 were $1,070,493 compared to $1,498,373 for the same period of 2002, a decrease of $427,880. The decrease was a result of increased efficiency of our administrative and finance organizations as well as the cost reduction program implemented during the second quarter of 2002.

         Non-cash Charges. Non-cash charges were $1,095,406 for the quarter ended March 31, 2003 compared to $1,117,825 for the same period of 2002, a decrease of $22,419. The non-cash charges are related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered.

         Depreciation and Amortization. Depreciation and amortization was $175,297 for the quarter ended March 31, 2003 compared to $173,789 for the same period of 2002, an increase of $1,508. This slight increase reflects depreciation on our newly completed lab and facilities expansion in 2002 offset by assets that have recently fully depreciated.

         Research and Development Expense. Research and development expenses were $305,411 for the quarter ended March 31, 2003 compared to $363,631 for the same period of 2002, a decrease of $58,220. The decrease is primarily attributable to the cost reduction program implemented during the second quarter of 2002.

         Interest Income/(Expense). Net interest expense was $810,404 for the quarter ended March 31, 2003 compared to interest income of $157,616 for the same period of 2002, a change of $968,020. The increase in net interest expense was mainly the result of interest expense and amortization of original issue discounts and issue costs on the Company's unsecured and secured debentures issued in December 2002 and January 2003, respectively.

         We expect total interest expense of approximately $0.5 million will be incurred during the quarter ended June 30, 2003 for the amortization of the original issue discounts, debt issue costs and cash interest payments on the outstanding convertible debentures. The timing of the Company's conversions of debentures into common stock will be based on stock market conditions and operating cash needs. Therefore, it is difficult to predict the total amount of interest expense that will be recorded for the remainder of fiscal 2003.

         Equity in losses of affiliate. In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. The Company has evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was currently zero. As a result, the Company has written off the Investment in Affiliate until the fair value can be readily determined.



LIQUIDITY AND CAPITAL RESOURCES

General

         Since the inception date, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and the net proceeds from the private equity placement and convertible debentures totaled $14.1 million.

Convertible Debentures

         In December 2002, the Company issued convertible unsecured debentures with a principal amount of $3.5 million. Interest accrues at a rate of 4% per annum with payments due quarterly. The debentures were originally due June 30, 2003, however, the holder and the Company agreed to extend the due date to September 30, 2003. During the quarter ended March 31, 2003, the Company converted approximately $1.2 million of unsecured debentures into 637,111 shares of common stock. Approximately $2.3 million of unsecured debentures are outstanding as of March 31, 2003.

         In January 2003, the Company issued $8.5 million of convertible secured debentures. Interest accrues at money market rates with payments due quarterly. The secured debentures are secured by a standby letter of credit issued by

Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures and are due in January 2006. The Company pledged to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company does not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

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

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the fair value of the unsecured debentures and secured debentures was $3,008,017 and $6,887,040, respectively. The resulting discounts are being amortized as interest expense, using the effective interest method, over the original maturity period of six months for the unsecured debentures and three years for the secured debentures. During the quarter ended March 31, 2003, the Company recognized a non-cash charge to interest expense of $366,838 for amortization of discounts on debentures. To the extent conversions of unsecured debentures into common stock are made prior to the maturity date of the debentures, the Company records as interest expense a ratable proportion of the discount associated with the face value of the debentures converted.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the unsecured debentures contained an initial beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the unsecured debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of the unsecured debentures into common stock. During the quarter ended March 31, 2003, approximately $1,200,000 of unsecured debentures were converted into common stock. As a result of the conversions, the Company recorded as interest expense a non-cash charge of $234,631 for the BCF during the period. Subsequent to March 31, 2003, the Company converted an additional $1,300,000 of unsecured debentures as of May 14, 2003.

Sources and Uses of Cash

         As of March 31, 2003, we had $4,820,954 in cash and cash equivalents and restricted cash of $11,496,942. Cash used in operations during the first quarter of 2003 and 2002 totaled $2,977,725 and $4,211,414, respectively, and related to funding our net operating losses. The decrease as compared to the first quarter of 2002 was mainly a result of the Company's cost reduction program implemented during the second quarter of 2002. The restricted cash comprised $8.5 million of secured debentures issued in January 2003, $2.4 million of cash used for collateral in connection with Ballard's strategic investment in the Company and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the Company's amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

         Investing activities used cash of $154,556 and $595,829 in the first quarter of 2003 and 2002, respectively. Investing activities consisted primarily of purchases of laboratory equipment necessary for the continuation of our research and development activities and patent registration costs. The decrease from the first quarter of 2003 from the same period of 2002 was a result of the completion of our lab and facilities expansion in the third quarter of 2002.

         In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company. The Company's investment is accounted for by the equity method. During the first quarter of 2003, the Company provided cash contributions of $126,788 to the Affiliate for use in operating activities.

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

   2003 (remaining nine months).............       $363,232
   2004.....................................        484,310
   2005.....................................        484,310
   2006.....................................        484,310
   2007.....................................        484,310
   Thereafter...............................        443,950
                                                    -------
   Total....................................     $2,744,422
                                                 ==========

         Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net income (defined as net sales) in a fiscal year. The repayment obligation, which begins in June 2001, ranges from 1% to 5% of net income over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. We expect approximately $21,000 to be repaid during the second quarter of 2003.

         We believe that our current cash and cash equivalents, together with cash available from the financings (see footnote 5) together with future conversions of the secured and unsecured debentures, and projected cash generated from our operations will be sufficient to satisfy anticipated cash needs of our operations through the end of 2004. If cash consumption is higher than anticipated, we may seek additional financing within this time frame. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Convertible Debt

         The Company accounts for the issuance and conversion of convertible debt in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". As a result, the Company records original issue discounts to the extent the fair value of the debt is below the face value of the instrument and amortizes the discount over the life of the instrument. To the extent conversions of debt into common stock are made prior to the maturity date of the instrument, the Company will record as interest expense a ratable proportion of the discount associated with the face value of the debt converted.

         The Company accounts for issuances of convertible debt in accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". As a result of certain conversion price discounts included within the Company's outstanding debt instruments, the Company will record interest expense resulting from Beneficial Conversion Features as described under the caption "Liquidity and Capital Resources" above.

Stock Options

         The Company has recorded non-cash charges in the first quarter of 2003 and 2002 to the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option-pricing model.

         The Company also records non-cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts.

         The Company also discloses pro forma information regarding net income and earnings per share that is required by SFAS No. 148. This information is required to be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted has been estimated at the date of grant using a Black-Scholes option-pricing model.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in the first quarter of 2003 and 2002 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for the first quarter of 2003 and 2002, are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future periods.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund our business plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology ,
(vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering, or management services revenue opportunities in the hydrogen generation or fuel cell markets, and (ix) other factors discussed under the caption "Investment Considerations" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, the officer has concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

         Since the evaluation date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.



                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) None.

(b) None.

(c) The Company issued the following shares of its common stock ("Shares") to an institutional and accredited investor ("Investor") upon conversion of an aggregate amount of $1,200,000 principal amount of the Company's unsecured convertible debentures owned by the Investor:

(d) None.

                          AMOUNT OF UNSECURED             NUMBER OF SHARES OF
           DATE         CONVERTIBLE DEBENTURES            COMMON STOCK ISSUED
           ----         ----------------------            -------------------
         1/29/03            $399,999.60                        190,476

          2/5/03            $500,001.75                        273,225

         2/14/03            $299,999.30                        173,410

         The issuances of the Shares of Common Stock listed above were made by the Company in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The resale of the Shares by the Investor is registered pursuant to a registration statement declared effective by the Securities and Exchange Commission.

(d)      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         A Special Meeting of Shareholders was held on January 23, 2003. The meeting was called to approve issuance of $8.5 million of secured debentures to an accredited investor as required by the rules of the NASDAQ. There were no shareholder proposals. The results of the voting were as follows:

PROPOSAL (1):                                                 VOTES FOR        VOTES AGAINST     ABSTAINED    TOTAL VOTES
-------------                                                 ---------        -------------     ---------    -----------
Approval of issuance of debentures as required by
the rules of the NASDAQ....................................   19,155,103           309,178         55,030      19,519,311

There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         10.29 -- Change-in-Control Agreements made and entered into as of January 1, 2003 by and between Millennium Cell Inc. and Adam
                  P. Briggs and Schedule of Other Change-in-Control Agreements

         99.1 --  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         99.2 -- Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K


                  On January 27, 2003, the Company filed a Form 8-K under Item 5 (Other Events) and Item 7 (Exhibits) to announce a favorable shareholder vote approving the issuance of secured convertible debentures; and the receipt of a letter from NASDAQ denying the Company's compliance plan for continued listing on the NASDAQ National Market. Also announced was that the Company had requested an appeal hearing with the NASDAQ Listing Qualifications Panel. On March 11, 2003, the SEC approved certain changes requested by the NASDAQ to the NASDAQ's bid price rules. Given the rule changes, the NASDAQ Listing Qualifications Panel determined that the Company complies with all requirements for continued listing on the NASDAQ National Market and closed the Company's hearing file.

                  On January 27, 2003, the Company also filed a Form 8-K under
         Item 5 (Other Events) to announce the resignation of Norman R. Harpster, Jr., the Company's Chief Financial Officer and the appointment of Stephen S. Tang, the Company's President and Chief Executive Officer as Acting Chief Financial Officer.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENNIUM CELL INC.
                                   (Registrant)

                                   By: /s/ Stephen S. Tang
                                   -----------------------
                                   Stephen S. Tang
                                   President, Chief Executive Officer and
                                   Acting Chief Financial Officer


May 14, 2003

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

Date: May 14, 2003
By /s/ Stephen S. Tang

Stephen S. Tang
President, Chief Executive Officer and
 Acting Chief Financial Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


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

Date: May 14, 2003
By /s/ Stephen S. Tang

Stephen S. Tang
President, Chief Executive Officer and
 Acting Chief Financial Officer