Form 10-Q
period 2003-06-30
MILLENNIUM CELL INC
filed 2003-08-13
CIK 1114872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes X    No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,221,288 shares of Common Stock, par value $.001, were outstanding on August 1, 2003.

                              MILLENNIUM CELL INC.
                        (a development stage enterprise)
                                      Index



PART I - FINANCIAL INFORMATION

                                                                                                                  Page

                Consolidated Balance Sheet - June 30, 2003 and December 31, 2002...........................         1

                Consolidated Statements of Operations - Three and six months ended June 30, 2003 and 2002..         2

                Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002............         3

                Notes to Consolidated Financial Statements - June 30, 2003.................................         4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......         8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................................        15

Item 4.         Controls and Procedures....................................................................        15


PART II - OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds..................................................        16

Item 4.         Submission of Matters to a Vote of Security Holders........................................        16

Item 6.         Exhibits and Reports on Form 8-K...........................................................        17


                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                                                                                          June 30,          December 31,
                                                                                            2003                2002
                                                                                            ----                ----
                                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.......................................................    $      2,015,945    $     7,987,127
   Accounts receivable.............................................................             369,358            234,015
   Prepaid expenses................................................................             131,105            337,589
   Deferred financing costs........................................................             154,077            313,690
                                                                                       ----------------    ---------------
Total current assets...............................................................           2,670,485          8,872,421
Property and equipment, net........................................................           1,225,908          1,526,983
Patents and licenses, net..........................................................             594,225            590,269
Investment in affiliate............................................................                  --            167,412
Restricted cash....................................................................          11,512,630          2,963,050
Security deposits..................................................................              45,676             45,676
                                                                                       ----------------    ---------------
                                                                                       $     16,048,924    $    14,165,811
                                                                                       ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................    $        327,212    $       612,651
   Accrued expenses................................................................             469,068            615,006
   Convertible unsecured debentures, net of discount...............................                  --          3,029,882
                                                                                       ----------------    ---------------
Total current liabilities..........................................................             796,280          4,257,539

Convertible secured debentures, net of discount....................................           9,469,233          2,399,988
Refundable grant obligation........................................................             205,940            227,522

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized 70,000,000 shares, 31,195,724 and
      29,027,491 shares issued and outstanding
      as of June 30, 2003 and December 31, 2002, respectively......................              31,196             29,027
   Additional paid-in capital......................................................          69,532,576         61,679,267
   Deficit accumulated during development stage....................................         (63,986,301)       (54,427,532)
                                                                                       ----------------    ---------------
Total stockholders' equity.........................................................           5,577,471          7,280,762
                                                                                       ----------------    ---------------
                                                                                       $     16,048,924    $    14,165,811
                                                                                       ================    ===============

See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                               Three Months     Three Months   Six Months      Six Months
                                                   Ended            Ended         Ended           Ended       Cumulative
                                                 June 30,         June 30,      June 30,        June 30,     Amounts From
                                                   2003             2002          2003            2002         Inception
                                                   ----             ----          ----            ----         ---------

Revenue........................................  $   238,048   $      20,282   $    293,309   $     380,282   $  1,012,701
Cost of revenue................................      190,438          20,282        245,699         380,282        935,758
                                                 -----------   -------------   ------------   -------------   ------------
Gross margin...................................       47,610              --         47,610              --         76,943

Product development and marketing..............    1,291,133       1,469,726      2,522,632       3,198,944     13,824,119
General and administrative
  (excluding non-cash charges).................    1,034,276         980,783      2,104,769       2,479,156     14,222,601
Non-cash charges...............................      851,826       1,075,499      1,947,232       2,193,324     24,222,325
Restructuring expense..........................           --         104,982             --         104,982        104,982
Depreciation and amortization..................      166,274         180,655        341,571         354,444      1,839,404
Research and development.......................      270,987         541,209        576,398         904,840      7,668,409
                                                 -----------   -------------   ------------   -------------   ------------
Total operating expenses.......................    3,614,496       4,352,854      7,492,602       9,235,690     61,881,840
                                                 -----------   -------------   ------------   -------------   ------------
Loss from operations...........................   (3,566,886)     (4,352,854)    (7,444,992)     (9,235,690)   (61,804,897)
Other income, net..............................           --              --             --              --        234,963
Interest income (expense)......................     (815,009)         96,351     (1,625,413)        253,967        590,592
Equity in losses of affiliates.................     (194,164)             --       (488,364)             --       (856,078)
                                                 ------------  -------------   -------------  -------------   -------------
Net loss.......................................   (4,576,059)     (4,256,503)    (9,558,769)     (8,981,723)   (61,835,420)
Preferred stock amortization...................           --              --             --              --      2,150,881
                                                 -----------   -------------   ------------   -------------   ------------
Net loss applicable to common stockholders.....  $(4,576,059)  $  (4,256,503)  $ (9,558,769)  $  (8,981,723)  $(63,986,301)
                                                 ===========   =============   ============   =============   ============
Loss per share -- basic and diluted............  $      (.15) $        (.15)  $       (.32)  $        (.33)  $       (2.41)
                                                 ============  =============   ============   =============   =============
Weighted -- average number of shares outstanding   30,451,664     27,506,729     29,929,649      27,406,990     26,522,294
                                                 ============  =============  =============   =============   =============

See notes to financial statements.

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    Six Months      Six Months    Cumulative
                                                      Ended           Ended      Amounts from
                                                   June 30, 2003  June 30, 2002   Inception

OPERATING ACTIVITIES
Net loss....................................   $  (9,558,769) $  (8,981,723) $ (61,835,420)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization...............         341,571        354,444      1,839,404
Amortization of discount on debentures......         652,323             --        674,188
Beneficial conversion feature on debentures.         713,354             --        713,354
Amortization of deferred financing costs....         272,465             --        287,055
Losses on investment in affiliate...........         488,364             --        856,078
Non-cash charges............................       1,947,232      2,193,324     24,222,325
Changes in operating assets and liabilities:
Accounts receivable.........................        (135,343)         9,000       (369,358)
Prepaid expenses and other assets...........         206,484         12,854       (176,781)
Accounts payable and accrued expenses.......        (349,445)      (404,419)       960,587
Deferred royalty income.....................              --       (120,000)            --
                                               -------------  -------------- -------------
Net cash used in operating activities.......      (5,421,764)    (6,936,520)   (32,828,568)

INVESTING ACTIVITIES
Purchase of property and equipment..........          (6,050)      (916,809)    (2,786,502)
Patent registration costs...................         (38,402)       (55,499)      (623,035)
Investment in affiliate..............................(320,952)           --       (856,078)
Maturity of investments.....................              --      8,711,293             --
                                               -------------  -------------  -------------
Net cash used in investing activities.......        (365,404)     7,738,985     (4,265,615)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......              --         81,201     34,994,850
Underwriting and other expenses of initial
   public offering..........................              --             --     (3,669,613)
Proceeds from issuance of debentures........       8,500,000             --     14,399,988
Restricted cash.................................  (8,549,580)        (9,120)   (11,512,630)
Proceeds from equity private placement......              --      2,093,000      2,736,279
Deferred financing costs....................        (112,852)            --       (441,132)
Proceeds from capital contribution..........              --             --        500,000
Payment of note payable.....................              --             --       (250,000)
Proceeds from grant, net....................         (21,582)            --        205,940
Proceeds from sale of preferred stock.......              --             --      2,146,446
                                               -------------  -------------  -------------
Net cash provided by/(used in) financing
   activities...............................        (184,014)     2,165,081     39,110,128
                                               -------------- -------------  -------------
Net change in cash and cash equivalents.....      (5,971,182)     2,967,546      2,015,945
Cash and cash equivalents, beginning of
   period...................................       7,987,127      6,348,763             --
                                               -------------  -------------  -------------
Cash and cash equivalents, end of period....   $   2,015,945  $   9,316,309  $   2,015,945
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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                         Three Mos. Ended June 30,          Six Mos. Ended June 30,
                                                         -------------------------          -----------------------
                                                           2003           2002               2003              2002
                                                           ----           ----               ----              ----

Net loss attributable to common stockholders--
  As reported.......................................... $(4,576,059)  $(4,256,503)         $(9,558,769)  $(8,981,723)
Add: Total stock-based compensation expense
  included in Net Loss.................................     851,826     1,075,499            1,947,232     2,193,324
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  stock option awards..................................  (1,887,059)   (1,078,321)          (4,124,836)   (3,253,450)
Net loss attributable to common stockholders--
  Pro forma............................................ $(5,611,292)  $(4,259,325)        $(11,736,373) $(10,041,849)
Net loss per share attributable to common
  stockholders-- As reported...........................      $(0.15)       $(0.15)              $(0.32)       $(0.33)
Net loss per share attributable to common
  stockholders-- Pro forma.............................      $(0.18)       $(0.15)              $(0.39)       $(0.37)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:



                                                              Three and Six Mos. Ended June 30,
                                                              ---------------------------------
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
Expected option term......................................     5 years                5 years

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.44 and $3.10 in 2003 and 2002, respectively.

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

          In 2003, the Company recorded non-cash charges of approximately $1.6 million related to options issued to employees below fair value on the date of the grant in 2000. The Company will not incur additional non-cash charges related to these issuances in future periods. The Company may incur future non-cash charges for issuance of restricted stock related to the exchange offer announced in July 2003. This offer would allow eligible plan participants to exchange options for restricted stock. We cannot predict the number of option holders who will elect to participate in the exchange nor the amount of non-cash charges the Company will incur as a result of the issuance of restricted stock.

          There are a number of outstanding stock warrants held by former employees. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. In 2003, the Company recorded approximately $0.3 million of non-cash charges for changes in the fair value of affiliates' warrants. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.

NOTE 5--SECURED AND UNSECURED DEBENTURES

         In December 2002, the Company issued convertible unsecured debentures with a principal amount of $3.5 million. Interest accrues at a rate of 4% per annum with payments due quarterly. The debentures were originally due June 30, 2003, however, the holder and the Company agreed to extend the due date to September 30, 2003. During the quarter ended March 31, 2003, the Company converted $1.2 million of unsecured debentures into 637,111 shares of common stock. During the quarter ended June 30, 2003, the Company converted the remaining $2.3 million of unsecured debentures into 1,456,957 shares of common stock. As of June 30, 2003, the entire $3.5 million of unsecured debentures had been converted into common stock.


         On January 23, 2003, the Company's shareholders approved the issuance of $8.5 million of secured debentures and warrants to acquire 589,376 shares at a special meeting of shareholders and the secured debentures were issued on January 30, 2003. In July 2003, the Company registered the common shares underlying $3.0 million of the debentures and the holder released a letter of credit securing that portion of the secured debentures. As a result, $5.5 million of convertible secured debentures and $3.0 million of unsecured debentures were outstanding as of July 31, 2003. Interest on the secured debentures accrues at money market rates with payments due quarterly. The secured debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures and are due in January 2006. The Company pledged to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company does not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

         The Company is obligated in the future to register the shares issuable on conversion of the $5.5 million principal amount of secured debentures following exchange of such secured debentures for unsecured debentures. Each time the principal amount of the $3.0 million outstanding unsecured debentures is less than $1.0 million, a portion of the $5.5 million of secured debentures will automatically convert into unsecured debentures in increments of $3.0 million and $2.5 million upon effectiveness of the registration statement relating to the underlying shares of common stock.

     At any time, the unsecured convertible debentures are convertible under three different scenarios:

o At the option of the holder, at any time and from time to time at $4.25 per share.

o At the option of the Company, if (1) the average closing prices of the Company's common stock during any consecutive 30 trading days is equal to or greater than $5.10 per share and (2) the closing price for each of 15 trading days which need not be consecutive is equal to or greater than $5.10.
o The Company may also convert $300,000 (or up to $2.5 million with investor consent) of unsecured debentures each 10 trading days at an adjusted conversion price equal to the volume weighted average of current market prices discounted from 4% to 12%. The discount to the adjusted conversion price depends on the cumulative amount of debentures converted as of the respective dates of conversion.

         The secured convertible debentures in principal amount of $5.5 million are convertible at the option of the holder, at any time and from time to time at $4.25 per share. Following exchange of secured debentures for unsecured debentures, the debentures so exchanged are convertible at the option of the Company under the two circumstances set forth above.


         In order to exercise the Company's options to convert the debentures, certain equity conditions must be satisfied as follows:

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

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the fair value of the unsecured debentures and secured debentures was $3,008,017 and $6,887,040, respectively upon issuance. The resulting discounts are being amortized as interest expense, using the effective interest method, over the original maturity period of six months for the unsecured debentures and three years for the secured debentures. During the quarter ended June 30, 2003, the Company recognized a non-cash charge to interest expense of $285,485 for amortization of discounts on debentures. To the extent conversions of unsecured debentures into common stock are made prior to the maturity date of the debentures, the Company records as interest expense a ratable proportion of the discount associated with the face value of the debentures converted.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the unsecured debentures contained an initial beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the unsecured debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of the unsecured debentures into common stock. During the quarter ended June 30, 2003, approximately $2,300,000 of unsecured debentures were converted into common stock. As a result of the conversions, the Company recorded as interest expense a non-cash charge of $478,723 for the BCF during the period.

NOTE 6--INVESTMENT IN AFFILIATE


         In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. The Company has evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was currently zero. As a result, the Company has written off the Investment in Affiliate.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not obtain an interest in any variable interest entities after January 31, 2003. This interpretation did not have any impact on the accompanying financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this Statement to have a material impact on the Company's financial statements.


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


Results of Operations

Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

         Revenues. Revenues for the three months ended June 30, 2003 were $238,048 compared to $20,282 for the same period of 2002. The increase was mainly attributable to engineering and design services performed during the current quarter for projects that were not open during the same period of the prior year.

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

         Cost of Revenues. Cost of revenues for the three months ended June 30, 2003 were $190,438 compared to $20,282 for the same period of 2002. The increase was mainly attributable to engineering and design services performed during the current quarter for projects that were not open during the same period of the prior year.

         Product Development and Marketing Expense. Product development and marketing expenses for the three months ended June 30, 2003 were $1,291,133 compared to $1,469,726 for the same period of 2002, a decrease of $178,593. This decrease is mostly attributable to the cost reduction program implemented in May of 2002.

         General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2003 were $1,034,276 compared to $980,783 for the same period of 2002, an increase of $53,493. The increase was a result of incremental legal costs related to compliance with more stringent corporate governance standards and other new statutory reporting requirements.

         Non-cash Charges. Non-cash charges were $851,826 for the three months ended June 30, 2003 compared to $1,075,499 for the same period of 2002, a decrease of $223,673. The non-cash charges were related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered. During the second quarter of 2003, the Company completed the amortization of the non-cash charges for options issued below market value and that is the reason for the decline from the second quarter of 2002 to the same period of 2003.

         Depreciation and Amortization. Depreciation and amortization was $166,274 for the three months ended June 30, 2003 compared to $180,655 for the same period of 2002, a decrease of $14,381. The decrease reflects the impact of assets that have recently been fully depreciated.

         Research and Development Expense. Research and development expenses were $270,987for the three months ended June 30, 2003 compared to $541,209 for the same period of 2002, a decrease of $270,222. The decrease is primarily attributable to the cost reduction program implemented during May of 2002.

         Interest Income/Expense. Net interest expense was $815,009 for the three months ended June 30, 2003 compared to interest income of $96,351 for the same period of 2002, a change of $911,360. The increase in net interest expense was mainly the result of interest expense, amortization of original issue discounts and issue costs on the Company's unsecured and secured debentures issued in December 2002 and January 2003, respectively.

         Equity in Losses of Affiliate. In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. The Company has evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was currently zero. As a result, the Company has written off the Investment in Affiliate.

Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

         Revenues. Revenues for the six months ended June 30, 2003 were $293,309 compared to $380,282 for the same period of 2002. Revenues declined because revenues for the first three months of 2002 included the sale of large, prototype systems which were not recurring in the first half of 2003. Revenues in the first six months of 2003 were derived primarily from design services and the sale of prototype systems to customers.

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

         Cost of Revenues. Cost of revenues for the six months ended June 30, 2003 were $245,699 compared to $380,282 for the same period of 2002. Cost of revenues on prototype unit sales during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project. The decline in cost of revenues was due to the sale in the first six months of 2002 of large, prototype systems which were not recurring in the first six months of 2003. In addition, we provided services to customers which resulted in positive margins.

         Product Development and Marketing Expense. Product development and marketing expenses for the six months ended June 30, 2003 were $2,522,632 compared to $3,198,944 for the same period of 2002, a decrease of $676,312. This decrease is mostly attributable to the cost reduction program implemented during the second quarter of 2002.

         General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2003 were $2,104,769 compared to $2,479,156 for the same period of 2002, a decrease of $374,387. The decrease was a result of increased efficiency of our administrative and finance organizations as well as the cost reduction program implemented during the second quarter of 2002.

         Non-cash Charges. Non-cash charges were $1,947,232 for the six months ended June 30, 2003 compared to $2,193,324 for the same period of 2002, a decrease of $246,092. The non-cash charges were related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered. During the second quarter of 2003, the Company completed the amortization of the non-cash charges for options issued below market value and that is the reason for the decline from the first half of 2002 to the same period of 2003.

         Depreciation and Amortization. Depreciation and amortization was $341,571 for the six months ended June 30, 2003 compared to $354,444 for the same period of 2002, a decrease of $12,873. The decrease reflects the impact of assets that have recently been fully depreciated.

         Research and Development Expense. Research and development expenses were $576,398 for the six months ended June 30, 2003 compared to $904,840 for the same period of 2002, a decrease of $328,442. The decrease is primarily attributable to the cost reduction program implemented during the second quarter of 2002.

         Interest Income/Expense. Net interest expense was $1,625,413 for the six months ended June 30, 2003 compared to interest income of $253,967 for the same period of 2002, a change of $1,879,380. The increase in net interest expense was mainly the result of interest expense, amortization of original issue discounts and issue costs on the Company's unsecured and secured debentures issued in December 2002 and January 2003, respectively.

         Equity in Losses of Affiliate. In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. The Company has evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was currently zero. As a result, the Company has written off the Investment in Affiliate.

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

Convertible Debentures

         In December 2002, the Company issued convertible unsecured debentures with a principal amount of $3.5 million. Interest accrues at a rate of 4% per annum with payments due quarterly. The debentures were originally due June 30, 2003, however, the holder and the Company agreed to extend the due date to September 30, 2003. During the quarter ended March 31, 2003, the Company converted $1.2 million of unsecured debentures into 637,111 shares of common stock. During the quarter ended June 30, 2003, the Company converted the remaining $2.3 million of unsecured debentures into 1,456,957 shares of common stock. As of June 30, 2003, the entire $3.5 million of unsecured debentures had been converted into common stock.

         On January 23, 2003, the Company's shareholders approved the issuance of $8.5 million of secured debentures and warrants to acquire 589,376 shares at a special meeting of shareholders and the secured debentures were issued on January 30, 2003. In July 2003, the Company registered the common shares underlying $3.0 million of the debentures and the holder released a letter of credit securing that portion of the secured debentures. As a result, $5.5 million of convertible secured debentures and $3.0 million of unsecured debentures were outstanding as of July 31, 2003. Interest on the secured debentures accrues at money market rates with payments due quarterly. The secured debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal of the secured debentures and are due in January 2006. The Company pledged to the bank as collateral the proceeds from the sale of the secured debentures. Therefore, the Company does not have the ability to use the proceeds from the sale of the secured debentures until the bank pledges are released upon conversion to unsecured debentures.

         The Company is obligated in the future to register the shares issuable on conversion of the $5.5 million principal amount of secured debentures following exchange of such secured debentures for unsecured debentures. Each time the principal amount of the $3.0 million outstanding unsecured debentures is less than $1.0 million, a portion of the $5.5 million of secured debentures will automatically convert into unsecured debentures in increments of $3.0 million and $2.5 million upon effectiveness of the registration statement relating to the underlying shares of common stock.

     At any time, the unsecured convertible debentures are convertible under three different scenarios:

o At the option of the holder, at any time and from time to time at $4.25 per share.

o At the option of the Company, if (1) the average closing prices of the Company's common stock during any consecutive 30 trading days is equal to or greater than $5.10 per share and (2) the closing price for each of 15 trading days which need not be consecutive is equal to or greater than $5.10.
o The Company may also convert $300,000 (or up to $2.5 million with investor consent) of unsecured debentures each 10 trading days at an adjusted conversion price equal to the volume weighted average of current market prices discounted from 4% to 12%. The discount to the adjusted conversion price depends on the cumulative amount of debentures converted as of the respective dates of conversion.


         The secured convertible debentures in principal amount of $5.5 million are convertible at the option of the holder, at any time and from time to time at $4.25 per share. Following exchange of secured debentures for unsecured debentures, the debentures so exchanged are convertible at the option of the Company under the two circumstances set forth above.

         In order to exercise the Company's options to convert the debentures, certain equity conditions must be satisfied as follows:

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

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the fair value of the unsecured debentures and secured debentures was $3,008,017 and $6,887,040, respectively upon issuance. The resulting discounts are being amortized as interest expense, using the effective interest method, over the original maturity period of six months for the unsecured debentures and three years for the secured debentures. During the quarter ended June 30, 2003, the Company recognized a non-cash charge to interest expense of $285,485 for amortization of discounts on debentures. To the extent conversions of unsecured debentures into common stock are made prior to the maturity date of the debentures, the Company records as interest expense a ratable proportion of the discount associated with the face value of the debentures converted.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the unsecured debentures contained an initial beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the unsecured debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of the unsecured debentures into common stock. During the quarter ended June 30, 2003, approximately $2,300,000 of unsecured debentures were converted into common stock. As a result of the conversions, the Company recorded as interest expense a non-cash charge of $478,723 for the BCF during the period.

Sources and Uses of Cash

         As of June 30, 2003, we had $2,015,945 in cash and cash equivalents and restricted cash of $11,512,630. Cash used in operations during the first six months of 2003 and 2002 totaled $5,421,764 and $6,936,520, respectively, and related to funding our net operating losses. The decrease as compared to the first six months of 2002 was mainly a result of the Company's cost reduction program implemented during the second quarter of 2002. The restricted cash comprised $8.5 million of secured debentures issued in January 2003, $2.4 million of cash used for collateral in connection with Ballard's strategic investment in the Company and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the Company's amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

         Investing activities used cash of $365,404 during the first six months of 2003 and provided cash $7,738,985 in the first six months of 2002. Cash provided by Investing activities in the first six months of 2002 was a result of maturities of held-to-maturity investments. Excluding the maturity of these investments, investing activities in both years consisted primarily of purchases of laboratory equipment necessary for the continuation of our research and development activities and patent registration costs.

         In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company. The Company's investment is accounted for by the equity method. During the first six months of 2003, the Company provided cash contributions of $320,952 to the Affiliate for use in operating activities. The Company has evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was currently zero. As a result, the Company has written off the Investment in Affiliate.

         In April 2001, the Company amended its main operating lease to provide for additional space for the Company's principal operating offices and laboratories. The amended lease will expire in 2008 and contains options to renew for an additional 8 years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments including allocated taxes and maintenance under the amended operating leases are as follows:

   2003 (remaining six months)..............    $   242,155
   2004.....................................        484,310
   2005.....................................        484,310
   2006.....................................        484,310
   2007.....................................        484,310
     Thereafter.............................        443,950
                                                    -------
    Total...................................     $2,623,345
                                                 ==========

         Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in June 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. We repaid approximately $21,000 of the award during the second quarter of 2003, which represents 3% of the 2002 net sales.

         The primary source of cash flow for the remainder of calendar 2003 is the conversion of secured and unsecured debentures into common shares. At any time, the unsecured convertible debentures are convertible under three different scenarios:

o At the option of the holder, at any time and from time to time at $4.25 per share.

o At the option of the Company, if (1) the average closing prices of the Company's common stock during any consecutive 30 trading days is equal to or greater than $5.10 per share and (2) the closing price for each of 15 trading days which need not be consecutive is equal to or greater than $5.10.
o The Company may also convert $300,000 (or up to $2.5 million with investor consent) of unsecured debentures each 10 trading days at an adjusted conversion price equal to the volume weighted average of current market prices discounted from 4% to 12%. The discount to the adjusted conversion price depends on the cumulative amount of debentures converted as of the respective dates of conversion.

         The secured convertible debentures in principal amount of $5.5 million are convertible at the option of the holder, at any time and from time to time at $4.25 per share. Following exchange of secured debentures for unsecured debentures, the debentures so exchanged are convertible at the option of the Company under the two circumstances set forth above.


         In order to exercise the Company's options to convert the debentures, certain equity conditions must be satisfied as follows:

(xi) the number of authorized but unissued and otherwise unreserved shares of common stock is sufficient for such issuance;

(xii) such shares of common stock are registered for resale pursuant to an effective registration statement, and the prospectus thereunder is available for use to sell such shares or all such shares may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act;

(xiii) the common stock is listed or quoted (and is not suspended from trading) on The NASDAQ National Market or SmallCap Market or other eligible market and such shares of common stock are approved for listing;

(xiv) no event of default nor any event that with the passage of time and without being cured would constitute an event of default has occurred and not been cured, and

(xv) no public announcement of a pending or proposed change of control transaction has occurred that has not been consummated.

         Warrants may not be exercised and debentures may not be converted to the extent that a holder thereof would then beneficially own, together with its affiliates, more than 9.999% of our common stock then outstanding subsequent to the applicable conversion or exercise.

         Management believes that funds associated with the aforementioned conversions will be available for use in operations until the debentures are fully converted. We believe that our current cash and cash equivalents, together with cash available from the financings together with future expected conversions of the secured and unsecured debentures, and projected cash generated from our operations will be sufficient to satisfy anticipated cash needs of our operations through at least the next twelve months. We may raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Stock Options

         The Company has recorded non-cash charges in 2003 and 2002 to the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants. The fair value of the Company's options and warrants issued to affiliates was estimated at the date of grant using a Black-Scholes option-pricing model.

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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in the first six months of 2003 and 2002 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for the first six months of 2003 and 2002, are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future periods.

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

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) The Company issued the following shares of its common stock ("Shares") to an institutional and accredited investor ("Investor") upon conversion of an aggregate amount of $2,300,000 principal amount of the Company's unsecured convertible debentures owned by the Investor:



                                           Amount of Unsecured Convertible          Number of Shares of Common
                  Date                                Debentures                           Stock Issued

                4/29/03                                $500,000                               287,357

                5/12/03                                $800,001                               516,129

                6/10/03                                $300,000                               200,000

                6/24/03                                $300,000                               198,675

                6/27/03                                $399,999                               254,776

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

(d) None.

Item 4.           Submission of Matters to a Vote of Security Holders.

          Our 2003 Annual Meeting of Shareholders was held on April 23, 2003. The meeting was called for the following purposes: (1) to elect ten directors to serve on the Board of Directors, each for a one year term and until their respective successors are elected, and (2) to ratify the Board of Directors' appointment of Ernst & Young LLP as our independent public accountants for the 2003 fiscal year. There were no shareholder proposals. The results of the voting was as follows:

Proposal (1):               VOTES FOR         WITHHELD
---------------           ----------------- ----------------
G. Chris Andersen          25,206,564        100,569
Kenneth R. Baker           25,206,564        100,569
William H. Fike            25,206,564        100,569
Alexander Maclachlan       25,206,564        100,569
Zoltan Merszei             25,206,564        100,569
H. David Ramm              25,206,564        100,569
James L. Rawlings          25,206,564        100,569
Richard L. Sandor          25,206,564        100,569
Stephen S. Tang            25,206,564        100,569
John R. Wallace            25,206,564        100,569


Proposal (2):                                 FOR            AGAINST          WITHHELD
---------------                              ------       --------------   -----------------
Ratification of Ernst & Young LLP as our
independent public accountants             25,182,511        50,427           74,195

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.30-- Change-in-Control Agreement made and entered into as of April 11, 2003 by and between Millennium Cell Inc. and Roland E. Lefebvre.

         99.1-- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         99.2-- Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K


                  On April 29, 2003, the Company filed a Form 8-K under Item 7 (Exhibits) to announce its financial results for the fiscal quarter ended March 31, 2003.

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


August 13, 2003

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

Date: August 13, 2003
By /s/ Stephen S. Tang

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

Date: August 13, 2003
By /s/ Stephen S. Tang

Stephen S. Tang
President, Chief Executive Officer and
Acting Chief Financial Officer