Form 10-Q
period 2003-09-30
MILLENNIUM CELL INC
filed 2003-11-14
CIK 1114872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,414,429 shares of Common Stock, par value $.001, were outstanding on November 4, 2003.

                              MILLENNIUM CELL INC.
                        (a development stage enterprise)
                                      Index


PART I - FINANCIAL INFORMATION
                                                                                                                 Page
                                                                                                                 ----
Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheet - September 30, 2003 and December 31, 2002......................         1

                Consolidated Statements of Operations - Three and nine months ended September 30, 2003
                and 2002...................................................................................         2

                Consolidated Statements of Cash Flows - Nine months ended September 30, 2003
                and 2002...................................................................................         3

                Notes to Consolidated Financial Statements - September 30, 2003............................         4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......         8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................................        14

Item 4.         Controls and Procedures....................................................................        14


PART II - OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds..................................................        16

Item 6.         Exhibits and Reports on Form 8-K...........................................................        16





                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                                                                        September 30,       December 31,
                                                                                            2003                2002
                                                                                            ----                ----
                                                                                        (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents....................................................  $      7,948,711      $     7,987,127
   Accounts receivable..........................................................           198,287              234,015
   Prepaid expenses.............................................................           481,930              337,589
   Deferred financing costs.....................................................           154,090              313,690
                                                                                  ----------------      ---------------
Total current assets............................................................         8,783,018            8,872,421
Property and equipment, net.....................................................         1,090,354            1,526,983
Patents and licenses, net.......................................................           589,757              590,269
Investment in affiliate.........................................................                --              167,412
Restricted cash.................................................................         2,990,746            2,963,050
Security deposits...............................................................            45,676               45,676
                                                                                  ----------------      ---------------
                                                                                  $     13,499,551      $    14,165,811
                                                                                  ================      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................  $        505,980      $       612,651
   Accrued expenses.............................................................           180,287              615,006
   Convertible unsecured debentures, net of discount............................         2,961,051            3,029,882
                                                                                  ----------------      ---------------

Total current liabilities.......................................................         3,647,318            4,257,539

Convertible secured debentures..................................................         2,399,988            2,399,988
Refundable grant obligation.....................................................           205,940              227,522

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
   Common stock, $.001 par value; authorized 70,000,000 shares, 33,983,374 and
      29,027,491 shares issued and outstanding
      as of September 30, 2003 and December 31, 2002, respectively..............            33,950               29,027
   Additional paid-in capital...................................................        76,511,774           61,679,267
   Deferred compensation........................................................          (376,942)                  --
   Deficit accumulated during development stage.................................       (68,922,477)         (54,427,532)
                                                                                  ----------------      ---------------
Total stockholders' equity......................................................         7,246,305            7,280,762
                                                                                  ----------------      ---------------
                                                                                  $     13,499,551      $    14,165,811
                                                                                  ================      ===============

                       See notes to financial statements.




                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                 Three Months     Three Months   Nine Months     Nine Months
                                                     Ended            Ended         Ended           Ended       Cumulative
                                                 September 30,    September 30, September 30,   September 30,  Amounts From
                                                     2003             2002          2003            2002         Inception

Revenue........................................  $   102,605   $     106,455   $    395,914   $     486,737   $  1,115,306
Cost of revenue................................       92,805         106,455        338,504         486,737      1,028,563
                                                 -----------   -------------   ------------   -------------   ------------
Gross margin...................................        9,800              --         57,410              --         86,743

Product development and marketing..............    1,496,724       1,312,558      4,019,356       4,511,502     15,320,843
General and administrative
  (excluding non-cash charges).................      736,620         891,083      2,841,389       3,370,239     14,959,221
Non-cash charges...............................      418,787         987,829      2,366,019       3,181,153     24,641,112
Restructuring expense..........................           --              --             --         104,982        104,982
Depreciation and amortization..................      153,173         180,195        494,744         534,639      1,992,577
Research and development.......................      221,982         249,008        798,380       1,153,848      7,890,391
                                                 -----------   -------------   ------------   -------------   ------------
Total operating expenses.......................    3,027,286       3,620,673     10,519,888      12,856,363     64,909,126
                                                 -----------   -------------   ------------   -------------   ------------
Loss from operations...........................   (3,017,486)     (3,620,673)   (10,462,478)    (12,856,363)   (64,822,383)
Other income, net..............................           --                             --              --        234,963
Interest income (expense)......................   (1,918,690)         52,162     (3,544,103)        306,129     (1,328,098)
Equity in losses of affiliates.................           --              --       (488,364)             --       (856,078)
                                                 -----------   -------------   -------------  -------------   -------------
Net loss.......................................   (4,936,176)     (3,568,511)   (14,494,945)    (12,550,234)   (66,771,596)
Preferred stock amortization...................           --              --             --              --      2,150,881
                                                 -----------   -------------   ------------   -------------   ------------
Net loss applicable to common stockholders.....  $(4,936,176)  $  (3,568,511)  $(14,494,945)  $ (12,550,234)  $(68,922,477)
                                                 ===========   =============   ============   =============   ============
Loss per share -- basic and diluted............  $      (.15) $         (.13)  $       (.47)  $        (.45)  $       (2.59)
                                                ============   =============   ============   =============  =============
Weighted -- average number of shares outstanding  31,944,522      28,428,334     30,541,661      27,751,179     26,654,965
                                                ============   =============   ============   =============  =============

                                             See notes to financial statements.



                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                Nine Months                Nine Months            Cumulative
                                                   Ended                     Ended               Amounts from
                                             September 30, 2003         September 30, 2002        Inception
OPERATING ACTIVITIES

Net loss....................................   $ (14,494,945)           $ (12,550,234)          $ (66,771,596)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization...............         494,743                  534,649               1,992,577
Amortization of discount on debentures......       1,543,038                       --               1,564,903
Beneficial conversion feature on debentures.       1,588,379                       --               1,588,379
Amortization of deferred financing costs....         437,452                       --                 452,042
Losses on investment in affiliate...........         488,364                       --                 856,078
Non-cash charges............................       2,366,019                3,181,153              24,641,112
Changes in operating assets and liabilities:
Accounts receivable.........................          35,728                   47,546                (198,287)
Prepaid expenses and other assets...........        (144,341)                (467,270)               (527,606)
Accounts payable and accrued expenses.......        (292,168)                (721,485)              1,017,863
Deferred royalty income.....................              --                 (120,000)                     --
                                               -------------           --------------           -------------
Net cash used in operating activities.......      (7,977,731)            (10,095,641)             (35,384,535)

INVESTING ACTIVITIES
Purchase of property and equipment..........          (6,050)              (1,017,406)             (2,786,502)
Patent registration costs...................         (51,553)                 (87,889)               (636,186)
Investment in affiliate.....................        (320,952)                      --                (856,078)
Maturity of investments.....................              --               11,067,175                      --
                                               -------------            -------------           -------------
Net cash provided by/(used in) investing
activities..................................        (378,555)               9,961,880              (4,278,766)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......         145,000                   81,201              35,139,850
Underwriting and other expenses of initial
   public offering..........................              --                       --              (3,669,613)
Proceeds from issuance of debentures........       8,500,000                       --              14,399,988
Restricted cash.............................         (27,696)                  33,854              (2,990,746)
Proceeds from equity private placement......              --                2,093,000               2,736,279
Deferred financing costs....................        (277,852)                      --                (606,132)
Proceeds from capital contribution..........              --                       --                 500,000
Payment of note payable.....................              --                       --                (250,000)
Grant proceeds/(payments)...................         (21,582)                      --                 205,940
Proceeds from sale of preferred stock.......              --                       --               2,146,446
-------------   -------------   -------------
Net cash provided by financing activities...       8,317,870                2,208,055              47,612,012
                                               -------------            -------------           -------------
Net change in cash and cash equivalents.....         (38,416)               2,074,294               7,948,711
Cash and cash equivalents, beginning of
   period...................................       7,987,127                6,348,763                      --
                                               -------------            -------------           -------------
Cash and cash equivalents, end of period....   $   7,948,711            $   8,423,057           $   7,948,711
                                               =============            =============           =============

Non-Cash Transactions:
    The Company issued 84,672 shares of common stock valued at $143,224 to employees as 401(k) Plan employer contributions during 2003. In 2002, the Company issued 43,356 shares of stock valued at $82,375 for the 401(k) Plan.

                       See notes to financial statements.


                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1--BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Millennium Cell Inc. and its wholly owned subsidiary, MCE Ventures LLC ("MCE Ventures"). MCE Ventures is a Delaware limited liability corporation that was formed in 2002 to engage in limited strategic investment activities. All significant inter-company transactions and accounts have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Reclassifications were made to ensure consistency with current year presentation.

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                               Three Mos. Ended September 30,    Nine Mos. Ended September 30,
                                                               ------------------------------    -----------------------------
                                                                     2003         2002               2003             2002
                                                                     ----         ----               ----             ----

Net loss attributable to common stockholders--
  As reported..........................................        $(4,936,176)    $(3,568,511)      $(14,494,945)    $(12,550,234)
Add: Total stock-based compensation expense
  included in Net Loss.................................            418,787         987,829          2,366,019        3,181,153
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  stock option awards..................................         (1,083,587)     (1,710,742)        (5,263,423)      (4,964,192)
Net loss attributable to common stockholders--
  Pro forma............................................        $(5,600,976)    $(4,291,424)      $(17,392,349)    $(14,333,273)
Net loss per share attributable to common
  stockholders-- As reported...........................             $(0.15)         $(0.13)            $(0.47)          $(0.45)
Net loss per share attributable to common
  stockholders-- Pro forma.............................             $(0.18)         $(0.15)            $(0.57)          $(0.52)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      Three and Nine Mos. Ended September 30,
                                      ---------------------------------------
                                            2003                 2002
                                            ----                 ----

Expected dividend yield...............        --                   --
Expected stock price volatility.......       .69                  .69
Risk-free interest rate...............      3.68%                3.68%
Expected option term..................     5 years             5 years

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

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

          In August 2003, the Company exchanged 835,500 eligible stock options for 197,599 shares of restricted stock related to an exchange offer. This offer allowed eligible plan participants to exchange options for restricted stock at an exchange rate based on the calculated market value of the stock options using a black-scholes model. For the third quarter of 2003, the Company recorded $18,256 related to the vesting of the restricted stock. The Company will recognize total non-cash charges in the amount of $395,198 ratably over the remaining vesting period of the restricted stock (two years or sooner based on certain events).

          There are a number of outstanding stock warrants held by former employees. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. In the third quarter of 2003, the Company recorded approximately $300,000 of non-cash charges for changes in the fair value of affiliates' warrants. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.

NOTE 5--CONVERTIBLE DEBENTURES

         In December 2002, the Company issued convertible unsecured debentures with a principal amount of $3.5 million. As of June 30, 2003, the entire $3.5 million of unsecured debentures had been converted into 2,094,048 shares of common stock.

         On January 23, 2003, the Company's shareholders approved the issuance of $8.5 million of secured convertible debentures and warrants to acquire 589,376 shares and the secured debentures were issued on January 30, 2003. During the third quarter of 2003, the Company exchanged all outstanding secured convertible debentures for unsecured convertible debentures and registered the common shares underlying all of the unsecured convertible debentures. As a result, the letter of credit securing the secured convertible debentures was released. During the third quarter of 2003, the Company converted $5.0 million of the unsecured convertible debentures into 2,379,525 shares of common stock. As a result, $3.5 million of unsecured convertible debentures were outstanding as of September 30, 2003. The due date for these debentures is March 31, 2004. There were no secured convertible debentures related to the private equity financing outstanding as of September 30, 2003.


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

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the fair value of both the $8.5 million secured debentures and $3.5 million unsecured debentures was $9,895,057 upon issuance. The resulting discount is being amortized as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended September 30, 2003, the Company recognized a non-cash charge to interest expense of $890,715 for amortization of discount on debentures.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended September 30, 2003, approximately $5.0 million of debentures were 875,025 for the BCF during the period.

NOTE 6 - PRODUCT DEVELOPMENT AGREEMENT


         In October 2000, the Company received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between Ballard and the Company. In addition, the Company granted to Ballard a warrant to purchase up to 400,000 shares of common stock, which was terminated as part of the strategic investment discussed below. Upon completion of certain stages of product development, the parties agreed to negotiate in good faith for the grant of a license of our technology to Ballard in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value.


         On November 8, 2002, the Company agreed with Ballard that the product development milestones have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in the form of secured convertible debentures due November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. The Company pledged to the bank as collateral $2.4 million of funds previously reported under cash and cash equivalents on the accompanying balance sheet. The Company will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event the Company initiates the conversion. As part of the purchase agreement entered into between Ballard and us, Ballard retains the option to license the non-exclusive right to manufacture and sell products with Hydrogen on DemandTM technology for specific portable fuel cell products and stationary internal combustion engine generators.

NOTE 7 - INVESTMENT IN AFFILIATE

         In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). During the period from July 2002 to September 2003, the Company provided limited funding to the Affiliate. As of June 30, 2003, the Company had written off its Investment in Affiliate on the balance sheet and determined the fair value of the investment was zero. During the third quarter of 2003, the Company decided to divest its interest in the Affiliate. No gain or loss was recognized upon this event.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not obtain an interest in any variable interest entities after January 31, 2003. This interpretation is not expected to have any impact on the accompanying financial statements.

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

NOTE 9 - SUBSEQUENT EVENTS

         During October 2003, the Company converted approximately $1.3 million of the remaining $3.5 million unsecured debentures into 420,884 shares of common stock. Accordingly, the Company will recognize a charge to interest expense for the value of the beneficial conversion feature the investor received on these conversions.

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

Results of Operations

Three Months Ended September 30, 2003 versus Three Months Ended
September 30, 2002

         Revenues. Revenues for the three months ended September 30, 2003 were $102,605 compared to $106,455 for the same period of 2002. In the near-term, revenues are expected to be derived substantially from up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management and contract services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period in which technology is delivered, licensing revenues are earned, or as services are performed.

         Cost of Revenues. Cost of revenues for the three months ended September 30, 2003 were $92,805 compared to $106,455 for the same period of 2002. The decrease in 2003 was a result of lower revenues and margins on service contracts in the third quarter of 2003.

         Product Development and Marketing Expense. Product development and marketing expenses for the three months ended September 30, 2003 were $1,496,724 compared to $1,312,558 for the same period of 2002, an increase of $184,166. This increase is mostly attributable to the development of a product management organization to manage the commercialization of our technology during the third quarter of 2003.

         General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2003 were $736,620 compared to $891,083 for the same period of 2002, a decrease of $154,463. The decrease was a result of decreased headcount in the general and administrative functions and other active cost management initiatives.

         Non-cash Charges. Non-cash charges were $418,787 for the three months ended September 30, 2003 compared to $987,829 for the same period of 2002, a decrease of $569,042. The non-cash charges in 2002 were primarily related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered. During the second quarter of 2003, the Company completed the amortization of the non-cash charges for options issued below market value and that is the reason for the decline. This decline was slightly offset by the issuance of common stock as compensation to the members of the Company's Board of Directors in lieu of cash during the third quarter of 2003.

         Depreciation and Amortization. Depreciation and amortization was $153,173 for the three months ended September 30, 2003 compared to $180,195 for the same period of 2002, a decrease of $27,022. The decrease reflects the impact of assets that have recently been fully depreciated.

         Research and Development Expense. Research and development expenses were $221,982 for the three months ended September 30, 2003 compared to $249,008 for the same period of 2002, a decrease of $27,026. The decrease is primarily attributable to slightly reduced research program spending as compared to the same period of 2002.

         Interest Income/Expense. Net interest expense was $1,918,690 for the three months ended September 30, 2003 compared to interest income of $52,162 for the same period of 2002, a change of $1,970,852. The increase in net interest expense was mainly the result of interest expense, amortization of original issue discounts, issue costs and charges for beneficial conversion features on the conversion of the Company's unsecured and secured debentures issued in December 2002 and January 2003, respectively. We expect the remaining deferred financing and related interest charges associated with the debentures to be recognized in the fourth quarter of 2003.

Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

         Revenues. Revenues for the nine months ended September 30, 2003 were $395,914 compared to $486,737 for the same period of 2002. Revenues declined because revenues for the first three months of 2002 included the sale of large, prototype systems which were not recurring in the first half of 2003. Revenues in the first nine months of 2003 were derived primarily from design services and the sale of prototype systems to customers.

         In the near-term, revenues are expected to be derived substantially from up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management and contract services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period in which technology is delivered, licensing revenues are earned, or as services are performed.

         Cost of Revenues. Cost of revenues for the nine months ended September 30, 2003 were $338,504 compared to $486,737 for the same period of 2002. Cost of revenues on prototype unit sales during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project. The decline in cost of revenues was due to the sale in the first nine months of 2002 of large, prototype systems which were not recurring in the first nine months of 2003. In addition, we provided services to customers in 2003 which resulted in positive margins.

         Product Development and Marketing Expense. Product development and marketing expenses for the nine months ended September 30, 2003 were $4,019,356 compared to $4,511,502 for the same period of 2002, a decrease of $492,146. This decrease is mostly attributable to the cost reduction program implemented during the second quarter of 2002.

         General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2003 were $2,841,389 compared to $3,370,239 for the same period of 2002, a decrease of $528,850. The decrease was a result of increased efficiency of our administrative and finance organizations as well as the cost reduction program implemented during the second quarter of 2002.

         Non-cash Charges. Non-cash charges were $2,366,019 for the nine months ended September 30, 2003 compared to $3,181,153 for the same period of 2002, a decrease of $815,134. The non-cash charges were primarily related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered. During the second quarter of 2003, the Company completed the amortization of the non-cash charges for options issued below market value and that is the reason for the decline from the first nine months of 2002 to the same period of 2003.

This decline was slightly offset by the issuance of common stock as compensation to the members of the Company's Board of Directors in lieu of cash during the third quarter of 2003.

         Depreciation and Amortization. Depreciation and amortization was $494,744 for the nine months ended September 30, 2003 compared to $534,639 for the same period of 2002, a decrease of $39,895. The decrease reflects the impact of assets that have recently been fully depreciated.

         Research and Development Expense. Research and development expenses were $798,380 for the nine months ended September 30, 2003 compared to $1,153,848 for the same period of 2002, a decrease of $355,468. The decrease is primarily attributable to the cost reduction program implemented during the second quarter of 2002.

         Interest Income/Expense. Net interest expense was $3,544,103 for the nine months ended September 30, 2003 compared to interest income of $306,129 for the same period of 2002, a change of $3,850,232. The increase in net interest expense was mainly the result of interest expense, amortization of original issue discounts, issue costs and charges for beneficial conversion features on the conversion of the Company's unsecured and secured debentures issued in December 2002 and January 2003, respectively. We expect the remaining deferred financing and related interest charges associated with the debentures to be recognized in the fourth quarter of 2003.

         Equity in Losses of Affiliate. In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment was accounted for by the equity method. During the period from July 2002 to September 2003, the Company provided limited funding to the Affiliate. As of June 30, 2003, the Company had written off its Investment in Affiliate on the balance sheet and determined the fair value of the investment was zero. During the third quarter of 2003, the Company decided to divest its interest in the Affiliate. No gain or loss was recognized upon this event.

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

Convertible Debentures

         In December 2002, the Company issued convertible unsecured debentures with a principal amount of $3.5 million. As of June 30, 2003, the entire $3.5 million of unsecured debentures had been converted into 2,094,048 shares of common stock.

         On January 23, 2003, the Company's shareholders approved the issuance of $8.5 million of secured convertible debentures and warrants to acquire 589,376 shares and the secured debentures were issued on January 30, 2003. During the third quarter of 2003, the Company exchanged all outstanding secured convertible debentures for unsecured convertible debentures and registered the common shares underlying all of the unsecured convertible debentures. As a result, the letter of credit securing the secured convertible debentures was released. During the third quarter of 2003, the Company converted $5.0 million of the unsecured convertible debentures into 2,379,525 shares of common stock. As a result, $3.5 million of unsecured convertible debentures were outstanding as of September 30, 2003. The due date for these debentures is March 31, 2004. There were no secured convertible debentures related to the private equity financing outstanding as of September 30, 2003.

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

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the fair value of both the $8.5 million secured debentures and $3.5 million unsecured debentures was $9,895,057 upon issuance. The resulting discount is being amortized as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended September 30, 2003, the Company recognized a non-cash charge to interest expense of $890,715 for amortization of discount on debentures.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature ("BCF"). The BCF existed because of a discount that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. These discounts will range from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended September 30, 2003, approximately $5.0 million of debentures were 875,025 for the BCF during the period.

Ballard Power Systems Investment


         In October 2000, the Company received $2.4 million in cash from Ballard Power Systems Inc. as an advance for prospective royalties pursuant to a product development agreement between Ballard and the Company. In addition, the Company granted to Ballard a warrant to purchase up to 400,000 shares of common stock, which was terminated as part of the strategic investment discussed below. Upon completion of certain stages of product development, the parties agreed to negotiate in good faith for the grant of a license of our technology to Ballard in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value.

         On November 8, 2002, the Company agreed with Ballard that the product development milestones have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in the form of secured convertible debentures due November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. The Company pledged to the bank as collateral $2.4 million of funds previously reported under cash and cash equivalents on the accompanying balance sheet. The Company will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event the Company initiates the conversion. As part of the purchase agreement entered into between Ballard and us, Ballard retains the option to license the non-exclusive right to manufacture and sell products with Hydrogen on DemandTM technology for specific portable fuel cell products and stationary internal combustion engine generators.

Sources and Uses of Cash

         As of September 30, 2003, we had $7,948,711 in cash and cash equivalents and restricted cash of $2,990,746. Cash used in operations during the first nine months of 2003 and 2002 totaled $7,977,731 and $10,095,641, respectively, and related to funding our net operating losses. The decrease as compared to the first nine months of 2002 was mainly a result of the Company's cost reduction program implemented during the second quarter of 2002. The restricted cash comprised $2.4 million of cash used for collateral for a letter of credit issued in connection with a strategic investment by Ballard Power Systems Inc. in the Company in November 2002 and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the Company's amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

         Investing activities used cash of $378,555 during the first nine months of 2003 and provided cash $9,961,880 in the first nine months of 2002. Cash provided by Investing activities in the first nine months of 2002 was a result of maturities of held-to-maturity investments. Excluding the maturity of these investments, investing activities in both years consisted primarily of purchases of laboratory equipment necessary for the continuation of our research and development activities and patent registration costs.

         In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company. The Company's investment is accounted for by the equity method. During the first six months of 2003, the Company had provided cash contributions of $320,952 to the Affiliate for use in operating activities. As of June 30, 2003, the Company had written off its Investment in Affiliate on the balance sheet and determined the fair value of the investment was zero. During the third quarter of 2003, the Company decided to divest its interest in the Affiliate. No gain or loss was recognized upon this event.

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

   2003 (remaining three months)............   $    121,077
   2004.....................................        484,310
   2005.....................................        484,310
   2006.....................................        484,310
   2007.....................................        484,310
     Thereafter.............................        443,950
                                                    -------
    Total...................................   $  2,502,267
                                               ============


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

         We believe that our current cash and cash equivalents, together with cash available from the financing together with future expected conversions of unsecured debentures, and projected cash generated from our operations will be sufficient to satisfy anticipated cash needs of our operations through at least the next twelve months. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot be assured that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in the first nine months of 2003 and 2002 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for the first nine months of 2003 and 2002, are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future periods.

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

Item 4.           Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer has concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

(b) Changes in Internal Controls.

         Since the evaluation date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART II


Item 2.  .........Changes in Securities and Use of Proceeds.

(a)      None.

(b)      None.

(c) In the third quarter of 2003, the Company issued the following shares of its common stock ("Shares") to an institutional and accredited investor ("Investor") upon conversion of an aggregate amount of $5,000,000 principal amount of the Company's unsecured convertible debentures owned by the Investor:


                  Amount of Unsecured Convertible          Number of Shares
      Date                Debentures                   of Common Stock Issued
      ----                ----------                   ----------------------

    8/11/03                $300,000                             193,548

    8/20/03                $600,000                             379,747

    8/28/03                $600,000                             352,941

     9/4/03                $300,000                             167,598

     9/5/03                $700,000                             368,421

     9/9/03                $500,000                             239,234

    9/22/03              $2,000,000                             678,036

         The issuances of the shares of Common Stock listed above were made by the Company in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The resale of the Shares by the Investor is registered pursuant to a registration statement declared effective by the Securities and Exchange Commission.

(d)      None.


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits


     31.1 -- Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 -- Certification of Acting Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 -- Certification of Chief Executive Officer and Acting Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


          (b)     Reports on Form 8-K


         On July 23, 2003, the Company filed a Form 8-K under Item 9 (Information Provided Under Item 12 (Results of Financial Condition)) to announce its financial results for the fiscal quarter ended June 30, 2003.

         On September 12, 2003, the Company filed a Form 8-K under Item 9 (Regulation FD Disclosure) to provide a copy of the Company's investor presentation materials that were presented at Morgan Keegan, Inc. investor meetings from September 9, 2003 through September 12, 2003.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MILLENNIUM CELL INC.
                         (Registrant)

                         By: /s/ Stephen S. Tang
                         -----------------------------
                         Stephen S. Tang
                         President, Chief Executive Officer and
                         Acting Chief Financial Officer


November 14, 2003