Form 10-Q
period 2004-03-31
MILLENNIUM CELL INC
filed 2004-05-14
CIK 1114872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,366,364 shares of Common Stock, par value $.001, were outstanding on May 4, 2004.

                              MILLENNIUM CELL INC.
                        (a development stage enterprise)
                                      Index


PART I - FINANCIAL INFORMATION
                                                                                                                 Page
Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheet - March 31, 2004 and December 31, 2003..........................         1

                Consolidated Statements of Operations - Three Months ended March 31, 2004 and 2003.........         2

                Consolidated Statements of Cash Flows - Three Months ended March 31, 2004 and 2003.........         3

                Notes to Consolidated Financial Statements - March 31, 2004................................         4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......         7

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................................        13

Item 4.         Controls and Procedures....................................................................        13


PART II - OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds..................................................        14

Item 6.         Exhibits and Reports on Form 8-K...........................................................        14


                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                                          March 31,         December 31,
                                                                                            2004                2003
                                                                                            ----                ----

ASSETS
Current assets:
   Cash and cash equivalents.......................................................    $      9,451,039    $     6,004,173
   Accounts receivable.............................................................             272,144             41,244
   Prepaid expenses................................................................             262,763            265,459
   Deferred financing costs........................................................             182,448             22,663
                                                                                       ----------------    ---------------
Total current assets...............................................................          10,168,394          6,333,539
Property and equipment, net........................................................             972,299          1,009,514
Patents and licenses, net..........................................................             589,020            597,564
Restricted cash....................................................................           3,005,428          2,998,379
Security deposits..................................................................              45,676             45,676
                                                                                       ----------------    ---------------
                                                                                       $     14,780,817    $    10,984,672
                                                                                       ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................    $        262,948    $       272,143
   Accrued expenses................................................................             929,276            389,464
   Short-term portion of capital lease obligation..................................              30,245             37,036
   Short-term portion of refundable grant obligation...............................              18,675             18,675
   Deferred compensation...........................................................              32,315             32,315
   Convertible unsecured debentures, net of discount...............................                  --            684,791
   Deferred revenue................................................................             140,000                 --
                                                                                       ----------------    ---------------
Total current liabilities..........................................................           1,413,459          1,434,424

Convertible unsecured debentures, net of discount..................................           5,284,447                 --
Convertible secured debentures, net of discount....................................           2,399,988          2,399,988
Refundable grant obligation........................................................             187,266            187,266
Capital lease obligation and other long-term liabilities...........................             349,775             31,909

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding..................................................................
   Common stock, $.001 par value; authorized 70,000,000 shares, 35,535,109 and
      35,029,052 shares issued and outstanding
      as of March 31, 2004 and December 31, 2003, respectively.....................              35,535             35,029
   Additional paid-in capital......................................................          79,324,819         77,784,952
   Deferred compensation...........................................................            (301,533)          (358,427)
   Deficit accumulated during development stage....................................         (73,912,939)       (70,530,469)
                                                                                       ----------------    ---------------
Total stockholders' equity.........................................................           5,145,882          6,931,085
                                                                                       ----------------    ---------------
                                                                                       $     14,780,817    $    10,984,672
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


                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                               Three Months     Three Months
                                                   Ended            Ended      Cumulative
                                                 March 31,        March 31,   Amounts From
                                                   2004             2003        Inception
                                                   ----             ----        ---------

Revenues.......................................  $    25,000   $      55,261   $  1,211,251
Cost of revenues...............................       25,000          55,261      1,124,508
                                                 -----------   -------------   ------------
Gross margin...................................           --              --         86,743

Product development and marketing..............      992,515       1,231,499     17,588,421
General and administrative
  (excluding non-cash charges).................    1,611,161       1,070,493     17,564,866
Restructuring expense..........................           --              --        104,982
Non-cash charges...............................      322,138       1,095,406     24,761,865
Depreciation and amortization..................      142,343         175,297      2,321,534
Research and development.......................           --         305,411      8,112,113
                                                 -----------   -------------   ------------
Total operating expenses.......................    3,068,157       3,878,106     70,453,781
                                                 -----------   -------------   ------------

Loss from operations...........................   (3,068,157)     (3,878,106)   (70,367,038)

Interest expense...............................      314,313         516,000        995,385
Equity in losses of affiliate..................           --         294,200        856,078
                                                 -----------   -------------   ------------

Net loss before income taxes...................   (3,382,470)     (4,688,306)   (72,218,501)
Benefit from income taxes......................           --              --        456,443
                                                 -----------   -------------   ------------

Net loss.......................................   (3,382,470)     (4,688,306)   (71,762,058)
Preferred stock amortization...................           --              --      2,150,881
                                                 -----------   -------------   ------------

Net loss applicable to common stockholders.....  $(3,382,470)  $  (4,688,306)  $(73,912,939)
                                                 ===========   =============   ============

Loss per share -- basic and diluted............  $      (.10)  $        (.16)  $      (2.69)
                                                 ============  ==============  ============

Weighted average number of shares outstanding..   35,398,732      29,401,836     27,449,136
                                                 ===========   =============   ============

                       See notes to financial statements.



                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                               Three Months      Three Months     Cumulative
                                                  Ended             Ended        Amounts from
                                               March 31, 2004   March 31, 2003     Inception
                                               --------------   --------------     ---------

OPERATING ACTIVITIES
Net loss....................................   $  (3,382,470) $  (4,688,306) $ (71,762,058)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization...............         142,343        175,297      2,321,534
Amortization of discount on debentures......          76,257        225,349      1,024,954
Beneficial conversion feature on debentures.         175,757         81,616      1,532,582
Amortization of deferred financing costs....          38,229        213,686        634,873
Losses on investment in affiliate...........              --        294,200        856,078
Non-cash charges............................         322,138      1,095,406     24,761,865
Changes in operating assets and liabilities:
Accounts receivable.........................        (230,900)      (217,843)      (272,144)
Prepaid expenses and other assets...........           2,696         80,258       (308,439)
Accounts payable and accrued expenses.......         685,086       (307,388)     1,776,262
Deferred revenue............................         140,000         70,000      2,539,988
                                                -------------  -------------  -------------
Net cash used in operating activities.......      (2,030,864)    (2,977,725)   (36,894,505)

INVESTING ACTIVITIES
Purchase of property and equipment..........         (86,398)        (6,050)    (2,874,259)
Patent registration costs...................         (10,186)       (21,718)      (672,410)
Investment in affiliate.....................              --       (126,788)      (856,078)
Increase in restricted cash.................          (7,049)    (8,533,892)    (3,005,428)
                                               -------------- -------------  --------------
Net cash used in investing activities.......        (103,633)    (8,688,448)    (7,408,175)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......           8,289             --     35,148,139
Underwriting and other expenses of initial
   public offering..........................              --             --     (3,669,613)
Proceeds from issuance of debentures........       5,600,000      8,500,000     17,600,000
Proceeds from equity private placement......              --             --      2,736,279
Deferred financing costs....................         (20,001)            --       (639,308)
Proceeds from capital contribution..........              --             --        500,000
Payment of note payable.....................              --             --       (250,000)
Payment of capital lease obligation.........          (6,925)            --        (24,164)
Proceeds from grant.........................              --             --        205,940
Proceeds from sale of preferred stock.......              --             --      2,146,446
                                               -------------  -------------  -------------
Net cash provided by financing activities...       5,581,363      8,500,000     53,753,719
                                               -------------  -------------  -------------
Net change in cash and cash equivalents.....       3,446,866     (3,166,173)     9,451,039
Cash and cash equivalents, beginning of
   period...................................       6,004,173      7,987,127             --
                                               -------------  -------------  -------------
Cash and cash equivalents, end of period....   $   9,451,039  $   4,820,954  $   9,451,039
                                               =============  =============  =============

Non-Cash Transactions:
    The Company issued 25,232 shares of common stock valued at $46,931 to employees as 401(k) Plan employer matching contributions in the first quarter of 2003. In the first quarter of 2004, the Company issued 59,923 shares of common stock to Board of Directors members and employees in lieu of cash compensation. The Company also converted unsecured debentures into shares of common stock during the first quarter of 2004 (see Note 5).



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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Reclassifications were made to ensure consistency with current year presentation.

         The consolidated statement of operations for the three months ended March 31, 2003 was adjusted to reflect a correction of an overstatement of non-cash interest expense of $294,404. This adjustment decreased net loss per share by $.01 for the first quarter of 2003. For further information, refer to the disclosures in footnote 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


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

NOTE 3--STOCK BASED COMPENSATION

          Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees" ("APB 25").

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                  Three Mos. Ended March 31,
                                                                  --------------------------
                                                                      2004          2003
                                                                      ----          ----
Net loss attributable to common stockholders--
  As reported..........................................           $(3,382,470)  $(4,688,306)
Add: Total stock-based compensation expense
  included in Net Loss.................................               322,138     1,095,406
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  stock option awards..................................              (518,254)   (2,237,777)
Net loss attributable to common stockholders--
  Pro forma............................................           $(3,578,586)  $(5,830,677)
Net loss per share attributable to common
  stockholders-- As reported...........................                $(0.10)       $(0.16)
Net loss per share attributable to common
  stockholders-- Pro forma.............................                $(0.10)       $(0.20)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                  Three Mos. Ended March 31,
                                                                  --------------------------
                                                                     2004            2003
                                                                     ----            ----

Expected dividend yield...................................            --               --
Expected stock price volatility...........................           .57              .69
Risk-free interest rate...................................          3.48%            3.68%
Expected option term......................................          5 years          5 years

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.25 and $3.10 in 2004 and 2003, respectively.

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

          In August 2003, the Company exchanged 835,500 eligible stock options for 197,599 shares of restricted stock related to an exchange offer. This offer allowed eligible plan participants to exchange options for restricted stock at an exchange rate based on the calculated market value of the stock options using a black-scholes model. For the first quarter of 2004, the Company recorded $49,400 related to the vesting of the restricted stock. The Company will recognize additional non-cash charges of approximately $296,000 related to the issuance of the restricted stock over the vesting period (two years from the exchange date or sooner based on certain events).

         There are a number of outstanding stock warrants held by certain affiliates and third parties. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. In the first quarter of 2004, the Company recorded approximately $141,000 of non-cash charges for changes in the fair value of affiliates' warrants. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.

NOTE 5--CONVERTIBLE DEBENTURES

         During 2002 and 2003, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement among the Company and the purchaser. The Company claimed the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, in connection with the private placement. Pursuant to the terms of the agreement, the investor acquired $12.0 million of secured and unsecured convertible debentures (the "2003 Debentures") with a carrying value at issuance of $9.9 million. In 2003, the Company converted $11.3 million of the debentures into 5,468,001 shares of the Company's common stock. In January 2004, the Company converted the remaining $0.7 million of debentures into 303,030 shares of the Company's common stock.

         In January 2004, the Company entered into a second private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement among the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions.

         The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the "2004 Debentures") were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. The additional $4 million of unsecured convertible debentures will be issued to the investor at the sole option of the Company, provided that at least $4 million of the $6 million debenture has been converted into common stock in accordance with the terms of such debenture, and the Company is in compliance in all material respects with the private placement documents. Under the terms of the agreement, cash fees of $400,000 were deducted from the initial proceeds and 140,180 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the 2004 Debentures was $5,223,398 at the time of issuance. The 2004 Debentures will mature in 18 months and are subject to six, 30-day extensions and will bear interest at 6% per annum with payments due quarterly.

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company amortizes discounts on its debentures as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended March 31, 2004, the Company recognized a non-cash charge to interest expense of $76,257 for amortization of discount on debentures.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature ("BCF"). The BCF existed because of a discount of 7% that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended March 31, 2004, the remaining $0.7 million of 2003 Debentures were converted and a BCF of $175,757 was recorded. None of the 2004 Debentures were converted during the quarter ended March 31, 2004.

         In November 2002, Ballard Power Systems Inc. made an investment of $2.4 million in the form of secured convertible debentures. These debentures are still outstanding as of March 31, 2004 and are due on November 8, 2005.


NOTE 6--SUBSEQUENT EVENTS

         During April 2004, $3 million of the $6 million 2004 Debentures were converted into 1,398,802 shares of the Company's common stock. Accordingly, the Company will recognize a charge to interest expense for the value of the beneficial conversion feature the investor received on these conversions.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained herein under the caption "Forward-Looking Statements" for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Overview

         We have developed a patent-pending process called Hydrogen on Demand(TM) that safely generates pure hydrogen or electricity from environmentally friendly raw materials. In the process, the energy potential of hydrogen is carried in the chemical bonds of sodium borohydride, which in the presence of a catalyst releases hydrogen or produces electricity. The primary input components of the reaction are water and sodium borohydride, a derivative of borax, which is found in substantial natural reserves globally. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. We also have patents covering boron-based longer-life batteries. Our goal is to convert our technology from the research and development stage to commercialization.

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

Results of Operations

Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003

         Revenues. Revenues for the three months ended March 31, 2004 were $25,000 compared to $55,261 for the same period of 2003. In the near-term, revenues are expected to be derived substantially from license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management and contract services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period in which technology is delivered, licensing revenues are earned, or as services are performed.

         Cost of Revenues. Cost of revenues for the three months ended March 31, 2004 was $25,000 compared to $55,261 for the same period of 2003.

         Product Development and Marketing Expense. Product development and marketing expenses for the three months ended March 31, 2004 were $992,515 compared to $1,231,499 for the same period of 2003, a decrease of $238,984. This decrease was mostly attributable to decreased headcount in the marketing function and other active cost management initiatives.

         General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2004 were $1,611,161 compared to $1,070,493 for the same period of 2003, an increase of $540,668. The increase was driven by the accrual of separation costs of approximately $591,000 as a result of the resignation of the Company's previous President and Chief Executive Officer in March 2004. The separation costs were comprised of salary, benefits and other costs in satisfaction of his employment contract. The expected payment schedule is as follows:

         2004 (remaining 9 months)                   $        273,000
         2005                                                 278,000
         2006                                                  32,000
         2007                                                   8,000
                                                   ------------------
         Total                                                591,000
                                                   ===================

         Non-cash Charges. Non-cash charges were $322,138 for the three months ended March 31, 2004 compared to $1,095,406 for the same period of 2003, a decrease of $773,268. The non-cash charges in 2003 were primarily related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered.

         Depreciation and Amortization. Depreciation and amortization was $142,343 for the three months ended March 31, 2004 compared to $175,297 for the same period of 2003, a decrease of $32,954. The decrease reflects the impact of assets that have recently been fully depreciated.

         Research and Development Expense. Research and development expenses were zero for the three months ended March 31, 2004 compared to $305,411 for the same period of 2003, a decrease of $305,411. The decrease is mainly attributable to the reimbursement of expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride. This program reimburses us for 80% of our qualifying costs under the program. Although the project began during the first quarter of 2004, the Department of Energy authorized us to bill for work that occurred up to 90 days prior to the contract effective date.

         Interest Expense. Interest expense was $314,313 for the three months ended March 31, 2004 compared to $516,000 for the same period of 2003, a decrease of $201,687. The decrease in interest expense was mainly the result of fewer conversions of debentures in the first quarter of 2004 than in the same period of 2003. During the quarter ended March 31, 2004, $0.7 million of debentures were converted compared with $1.2 million in the first quarter of 2003. When debentures are converted, amortization of original issue discounts, issue costs and charges for beneficial conversion features are recorded as interest expense.

Three Months Ended March 31, 2003 versus Three Months Ended March 31, 2002

         Revenues. Revenues for the quarter ended March 31, 2003 were $55,261 compared to $360,000 for the same period of 2002. Revenues for the first quarter of 2002 included the sale of large, prototype systems which were not recurring in the first quarter of 2003.

         In the near-term, revenues are expected to be derived substantially from license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period in which technology is delivered, licensing revenues are earned, or as services are performed.

         Cost of Revenues. Cost of revenues for the quarter ended March 31, 2003 was $55,261 compared to $360,000 for the same period of 2002. Cost of revenues on prototype unit sales during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project. The decline in cost of revenues was due to the sale in the first quarter of 2002 of large, prototype systems that were not recurring in the first quarter of 2003.

         Product Development and Marketing Expense. Product development and marketing expenses for the quarter ended March 31, 2003 were $1,231,499 compared to $1,729,218 for the same period of 2002, a decrease of $497,719. This decrease was mostly attributable to the cost reduction program implemented during the second quarter of 2002.

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

         Research and Development Expense. Research and development expenses were $305,411 for the quarter ended March 31, 2003 compared to $363,631 for the same period of 2002, a decrease of $58,220. The decrease was primarily attributable to the cost reduction program implemented during the second quarter of 2002.

         Interest Income/(Expense). Net interest expense was $516,000 for the quarter ended March 31, 2003 compared to interest income of $157,616 for the same period of 2002, a change of $358,384. The increase in net interest expense was mainly the result of interest expense and amortization of original issue discounts and issue costs on the Company's unsecured and secured debentures issued in December 2002 and January 2003, respectively.

         Equity in losses of affiliate. In July 2002, we agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). Our investment is accounted for by the equity method. We evaluated our Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was currently zero. As a result, we wrote off the Investment in Affiliate.

Liquidity and Capital Resources

General

         Since the inception date, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and net proceeds from private placement transactions in 2002 and 2003 totaling $14.3 million. In February 2004, the Company received net proceeds of approximately $5.6 million from a new private placement transaction.

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

         On November 8, 2002, we agreed with Ballard that the product development milestones had been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in our company in the form of secured convertible debentures due November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. We pledged to the bank as collateral $2.4 million of funds previously reported under cash and cash equivalents on the accompanying balance sheet. We will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event we initiate the conversion. As part of the purchase agreement entered into between Ballard and us, Ballard retains the option to license the non-exclusive right to manufacture and sell products with our Hydrogen on Demand(TM) technology for specific portable fuel cell products and stationary internal combustion engine generators.

Private Placement Transactions

         During 2002 and 2003, we entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement among the Company and the purchaser. We claimed the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the private placement. Pursuant to the terms of the agreement, the investor acquired $12.0 million of secured and unsecured convertible debentures (the "2003 Debentures") with a carrying value at issuance of $9.9 million. In 2003, we converted $11.3 million of the debentures into 5,468,001 shares of our common stock. In January 2004, we converted the remaining $0.7 million of debentures into 303,030 shares of our common stock.

         In January 2004, we entered into a second private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between we entered into with the purchaser. We claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into our common stock, subject to certain terms and conditions.

         The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the "2004 Debentures") were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. The additional $4 million of unsecured convertible debentures will be issued to the investor at our sole option, provided that at least $4 million of the $6 million debenture has been converted into common stock in accordance with the terms of such debenture, and we are in compliance in all material respects with the private placement documents. Under the terms of the agreement, cash fees of $400,000 were deducted from the initial proceeds and 140,180 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the 2004 Debentures was $5,223,398 at the time of issuance. The 2004 Debentures will mature in 18 months and are subject to six, 30-day extensions and will bear interest at 6% per annum with payments due quarterly.

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", we amortize discounts on our debentures as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended March 31, 2004, we recognized a non-cash charge to interest expense of $76,257 for amortization of discount on debentures.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, we determined that the debentures contained a beneficial conversion feature ("BCF"). The BCF existed because of a discount of 7% that will be given to the investor in the event of a conversion of the debentures initiated by us prior to maturity. Accordingly, at time of conversion, we will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended March 31, 2004, the remaining $0.7 million of 2003 Debentures were converted and we recorded a BCF of $175,757. None of the 2004 Debentures were converted during the quarter ended March 31, 2004.

         During April 2004, $3 million of the $6 million 2004 Debentures were converted into 1,398,802 shares of our common stock. Accordingly, we will recognize a charge to interest expense for the value of the beneficial conversion feature the investor received on these conversions.

Sources and Uses of Cash

         As of March 31, 2004, we had $9,451,039 in cash and cash equivalents and restricted cash of $3,005,428. Cash used in operations totaled $2,030,864 and $2,977,725 in the first quarter of 2004 and 2003, respectively, and related to funding our net operating losses. The restricted cash comprised $2.4 million of cash used for collateral in connection with Ballard's strategic investment in us and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

         Investing activities used cash of $103,633 and $8,688,448 in the first quarter of 2004 and 2003, respectively. Investing activities in the first quarter of 2004 consisted mainly of purchases of laboratory equipment to support our research, while 2003 investing activities were driven by an increase in restricted cash for the $8.5 million of secured debentures issued in January 2003 and investing activities in a former affiliate.

Commitments and Contingencies

         In April 2001, we amended our main operating lease to provide for additional space for our principal operating offices and laboratories. Since November 2001, we occupy all facilities contemplated in the lease agreement. The amended lease will expire in 2008 and will contain options to renew for an additional 8 years and will require us to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments including estimated allocated taxes and maintenance under the amended operating leases are as follows:

      2004 (remaining 9 months)                         $        363,232
      2005                                                       484,310
      2006                                                       484,310
      2007                                                       484,310
      2008                                                       443,950
                                                        ----------------
      Total                                             $      2,260,112
                                                        ================

         In connection with the amended lease agreement, we issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of our cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.

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

         We received net proceeds from the sale of New Jersey net operating losses (NOL's) in connection with the New Jersey Emerging Technology and Biotechnology Financial Assistance Program of $221,480 and $234,963 in 2003 and 2002, respectively. This program allows certain companies to apply to transfer New Jersey NOL's to other companies. This program, if continued by the State of New Jersey in future years, may produce similar cash inflows for us.

         We believe that our current cash and cash equivalents, together with the cash that will be available from the recent private placement financing and projected results of operations will be sufficient to satisfy anticipated cash needs of our operations through at least the 2005 fiscal year. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Revenue Recognition

         Our near term revenues will be derived substantially from contracts that require us to deliver hydrogen generation technology, management services, system design and prototype systems and licensing of technology for test and evaluation. It is anticipated that revenues will be recognized in the period in which the technology is delivered or licensed revenue is earned.

Convertible Debt

         We account for the issuance and conversion of convertible debt in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". As a result, we record original issue discounts to the extent the fair value of the debt is below the face value of the instrument and amortizes the discount over the life of the instrument. To the extent conversions of debt into common stock are made prior to the maturity date of the instrument, we will record as interest expense a ratable proportion of the discount associated with the face value of the debt converted.

         We account for issuances of convertible debt in accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". As a result of certain conversion price discounts included within our outstanding debt instruments, we will record interest expense resulting from Beneficial Conversion Features as described under the caption "Liquidity and Capital Resources" above.

Stock Options

         We have recorded non-cash charges in 2004 for the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges that we will incur related to these warrants. The fair value of our options and warrants issued to affiliates and third parties was estimated at the date of grant using a Black-Scholes option-pricing model.

         We also disclose pro forma information regarding net income and earnings per share that is required by SFAS No. 148. This information is required to be determined as if we had accounted for employee stock options under the fair value method of that statement. The fair value of options granted has been estimated at the date of grant using a Black-Scholes option-pricing model.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in the first three months of 2004 and 2003 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for those periods are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future periods.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery technology and our business plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology , (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering, or management services revenue opportunities in the hydrogen generation or fuel cell markets,
(ix) our ability to secure government funding of our research and development and technology demonstration projects and (x) other factors discussed under the caption "Investment Considerations" in our Annual Report on Form 10-K for the year ended December 31, 2003.

          You should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.           Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

         Our Interim Chief Executive Officer and our Acting Chief Financial Officerhave evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, our Interim Chief Executive Officer and our Acting Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, including our disclosure controls and procedures were effective to provide reasonable assurance that materialinformation relating to us and our business is made known to management,including our Interim Chief Executive Officer and our Acting Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

(b) Internal Control Over Financial Reporting.

       There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


(b) Changes in Internal Controls.

         Since the evaluation date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) In the first quarter of 2004, we issued the following shares of our common stock ("Shares") to an institutional and accredited investor ("Investor") upon conversion of our unsecured convertible debentures owned by the Investor:


                 Amount of Unsecured Convertible          Number of Shares
Date                     Debentures                     of Common Stock Issued
----                     ----------                     ----------------------

January 8, 2004          $699,999.92                          303,030

         We relied upon the exemption from registration set forth under Section 4(2) of the Securities Act in connection with the issuances of the shares of common stock listed above. The resale of the Shares by the Investor has been registered pursuant to a registration statement declared effective by the SEC.

(d) None.


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits


     31.1 --  Certification  of Interim  Chief  Executive  Officer  Pursuant  to
Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 -- Certification of Acting Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 -- Certification of Interim Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K


        On March 18, 2004, we filed a Form 8-K under Item 5 and Item 7 to announce the resignation of Stephen S. Tang, Ph.D. from his positions as Chief Executive Officer, President and Director, effective as of Friday, March 19, 2004. We also announced the Board of Director's naming of H. David Ramm, a member of our Board of Directors, as Dr. Tang's replacement until we name a permanent successor. A copy of the press release was filed with the report.

        On February 18, 2004, we filed a Form 8-K under Item 5 to announce the completion of a $6 million private placement financing, part of a $10 million financing announced on January 20, 2004. On February 17, 2004, we issued a $6 million convertible debenture to an accredited investor having an initial conversion price of $3.30 per share. A copy of the press release was filed with the report.

        On February 17, 2004, we filed a Form 8-K under Item 12 to announce our financial results for the fiscal quarter ended December 31, 2003. A copy of the press release was filed with the report.

        On January 16, 2004, we filed a Form 8-K under Item 5 to announce the signing of a securities purchase agreement for a $10 million private placement financing with an accredited investor.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MILLENNIUM CELL INC.
                         (Registrant)

                         By: /s/ H. David Ramm
                         H. David Ramm
                         Interim President and Chief Executive Officer


May 14, 2004