Form 10-Q
period 2004-06-30
MILLENNIUM CELL INC
filed 2004-08-13
CIK 1114872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,702,002 shares of Common Stock, par value $.001, were outstanding on August 7, 2004.

                              MILLENNIUM CELL INC.
                        (a development stage enterprise)
                                      Index


PART I - FINANCIAL INFORMATION
                                                                                                                   Page
                                                                                                                   ----
Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheet - June 30, 2004 and December 31, 2003...........................         1

                Consolidated Statements of Operations - Three and six months ended June 30, 2004 and 2003..         2

                Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003............         3

                Notes to Consolidated Financial Statements - June 30, 2004.................................         4

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......         8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................................        14

Item 4.         Controls and Procedures....................................................................        14


PART II - OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds..................................................        15

Item 4.         Submission of Matters to a Vote of Security Holders........................................        15

Item 6.         Exhibits and Reports on Form 8-K...........................................................        16



Unless the context otherwise requires, all references to "we," "us," "our," and the "Company" include Millennium Cell Inc., and its wholly-owned subsidiary, MCE Ventures LLC

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "on target" and "intend" or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery technology and our business plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets,
(ix) our ability to secure government funding of our research and development and technology demonstration projects and (x) other factors discussed under the caption "Investment Considerations" in our Annual Report on Form 10-K for the year ended December 31, 2003.




                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited).

                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                                                                          June 30,          December 31,
                                                                                            2004                2003
                                                                                            ----                ----
ASSETS
Current assets:
   Cash and cash equivalents.......................................................    $      8,182,802    $     6,004,173
   Accounts receivable.............................................................             213,476             41,244
   Prepaid expenses................................................................             191,685            265,459
   Deferred financing costs........................................................             225,004             22,663
                                                                                       ----------------    ---------------
Total current assets...............................................................           8,812,967          6,333,539
Property and equipment, net........................................................             851,162          1,009,514
Patents and licenses, net..........................................................             591,095            597,564
Restricted cash....................................................................           3,012,130          2,998,379
Security deposits..................................................................              45,676             45,676
                                                                                       ----------------    ---------------
                                                                                       $     13,313,030    $    10,984,672
                                                                                       ================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................    $        305,744    $       272,143
   Accrued expenses................................................................           1,402,724            389,464
   Short-term portion of capital lease obligation..................................              37,036             37,036
   Short-term portion of refundable grant obligation...............................              18,675             18,675
   Deferred compensation...........................................................              32,315             32,315
   Convertible unsecured debentures, net of discount...............................                  --            684,791
   Deferred revenue................................................................              87,500                 --
                                                                                       ----------------    ---------------
Total current liabilities..........................................................           1,883,994          1,434,424

Convertible unsecured debentures, net of discount..................................           2,706,823                 --
Convertible secured debentures, net of discount....................................           2,399,988          2,399,988
Refundable grant obligation........................................................             187,266            187,266
Capital lease obligation and other long-term liabilities...........................              17,723             31,909

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding..................................................................
   Common stock, $.001 par value; authorized 70,000,000 shares, 37,174,793 and
      35,029,052 shares issued and outstanding
      as of June 30, 2004 and December 31, 2003, respectively......................              37,175             35,029
   Additional paid-in capital......................................................          83,162,354         77,784,952
   Deferred compensation...........................................................            (258,496)          (358,427)
   Deficit accumulated during development stage....................................         (76,823,797)       (70,530,469)
                                                                                       ----------------    ---------------
Total stockholders' equity.........................................................           6,117,236          6,931,085
                                                                                       ----------------    ---------------
                                                                                       $     13,313,030    $    10,984,672
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


                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                               Three Months     Three Months   Six Months      Six Months
                                                   Ended            Ended         Ended           Ended       Cumulative
                                                 June 30,         June 30,      June 30,        June 30,     Amounts From
                                                   2004             2003          2004            2003         Inception
                                                   ----             ----          ----            ----         ---------

Revenue........................................  $    90,000   $     238,048   $    115,000   $     293,309   $  1,301,251
Cost of revenue................................       90,000         190,438        115,000         245,699      1,214,508
                                                 -----------   -------------   ------------   -------------   ------------
Gross margin...................................           --          47,610             --          47,610         86,743

Product development and marketing..............      782,986       1,291,133      1,775,501       2,522,632     18,371,407
General and administrative
  (excluding non-cash charges).................      629,845       1,034,276      2,241,006       2,104,769     18,194,711
Non-cash charges...............................      269,864         851,826        592,002       1,947,232     25,031,729
Restructuring expense..........................           --              --             --              --        104,982
Depreciation and amortization..................      149,997         166,274        292,340         341,571      2,471,531
Research and development.......................       91,096         270,987         91,096         576,398      8,203,209
                                                 -----------   -------------   ------------   -------------   ------------
Total operating expenses.......................    1,923,788       3,614,496      4,991,945       7,492,602     72,377,569
                                                 -----------   -------------   ------------   -------------   ------------
Loss from operations...........................   (1,923,788)     (3,566,886)    (4,991,945)     (7,444,992)   (72,290,826)
Other income, net..............................           --              --             --              --        456,443
Interest expense...............................      987,070         339,075      1,301,383         854,235      1,982,455
Equity in losses of affiliates.................           --         194,164             --         488,364        856,078
                                                 -----------   -------------   ------------   -------------   ------------
Net loss.......................................   (2,910,858)     (4,100,125)    (6,293,328)     (8,787,591)   (74,672,916)
Preferred stock amortization...................           --              --             --              --      2,150,881
                                                 -----------   -------------   ------------   -------------   ------------
Net loss applicable to common stockholders.....  $(2,910,858)  $  (4,100,125)  $ (6,293,328)  $  (8,787,591)  $(76,823,797)
                                                 ===========   =============   ============   =============   ============
Loss per share -- basic and diluted............  $      (.08) $         (.13)  $       (.17)  $        (.29)         (2.76)
                                                 ===========  ==============   ============   =============          =====
weighted -- average number of shares outstanding  36,986,184      30,451,664     36,188,826      29,929,649     27,880,836
                                                  ==========      ==========     ==========      ==========     ==========


                       See notes to financial statements.


                              MILLENNIUM CELL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                 Six Months      Six Months     Cumulative
                                                   Ended            Ended      Amounts from
                                               June 30, 2004    June 30, 2003   Inception
OPERATING ACTIVITIES
Net loss....................................   $  (6,293,328)  $ (8,787,591) $ (74,672,916)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization...............         292,340        354,444      2,471,531
Amortization of discount on debentures......         498,632        300,279      1,447,329
Beneficial conversion feature on debentures.         385,756        281,347      1,742,581
Amortization of deferred financing costs....         360,660        272,465        957,304
Losses on investment in affiliate...........              --        488,364        856,078
Non-cash charges............................         592,002      1,947,232     25,031,729
Changes in operating assets and liabilities:
Accounts receivable.........................        (172,232)      (135,343)      (213,476)
Prepaid expenses and other assets...........          73,774        206,484       (237,361)
Accounts payable and accrued expenses.......         862,807       (349,445)     1,953,983
Deferred revenue............................          87,500             --      2,487,488
                                               -------------   -------------  -------------
Net cash used in operating activities.......      (3,312,089)    (5,421,764)   (38,175,730)

INVESTING ACTIVITIES
Purchase of property and equipment..........         (97,585)        (6,050)    (2,885,446)
Patent registration costs...................         (29,934)       (38,402)      (692,158)
Restricted cash.............................         (13,751)    (8,549,580)    (3,012,130)
Investment in affiliate.....................              --       (320,952)      (856,078)
                                                     --------      --------       --------

Net cash used in investing activities.......        (141,270)    (8,914,984)    (7,445,812)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......         408,189             --     35,548,039
Underwriting and other expenses of initial
   public offering..........................              --             --     (3,669,613)
Proceeds from issuance of debentures........       5,600,000      8,500,000     17,600,000
Proceeds from equity private placement......              --             --      2,736,279
Deferred financing costs....................        (362,015)      (112,852)      (981,322)
Proceeds from capital contribution..........              --             --        500,000
Payment of note payable.....................              --             --       (250,000)
Payment of capital lease obligation.........         (14,186)            --        (31,425)
Proceeds from grant, net....................              --        (21,582)       205,940
Proceeds from sale of preferred stock.......              --             --      2,146,446
                                               -------------  -------------  -------------
Net cash provided by/(used in) financing
   activities...............................       5,631,988      8,365,566     53,804,344
                                               -------------  -------------  -------------
Net change in cash and cash equivalents.....       2,178,629     (5,971,182)     8,182,802
Cash and cash equivalents, beginning of
   period...................................       6,004,173      7,987,127             --
                                               -------------  -------------  -------------
Cash and cash equivalents, end of period....   $   8,182,802  $   2,015,945  $   8,182,802
                                               =============  =============  =============

Non-Cash Transactions:

    See Note 6 for a description of non-cash transactions during the period.


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

          In the fourth quarter of 2003, the Company determined that non-cash interest expense was overstated by $.01 per share in the first and third quarters of 2003 and $.02 per share in the second quarter of 2003. Accordingly, non-cash interest expense and earnings per share have been adjusted for all periods presented. Management believes the impact to each of the quarters was not material.

NOTE 3--STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                 Three Mos. Ended June 30,       Six Mos. Ended June 30,
                                                                 -------------------------       -----------------------
                                                                     2004          2003           2004            2003
                                                                     ----          ----           ----            ----

Net loss attributable to common stockholders--
  As reported..........................................           $(2,910,858)  $(4,100,125)    $(6,293,328)  $(8,787,591)
Add: Total stock-based compensation expense
  included in Net Loss.................................               269,864       851,826         592,002    1,947,2302
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  stock option awards..................................              (496,376)   (1,942,059)     (1,014,848)   (4,179,836)
Net loss attributable to common stockholders --
  Pro forma............................................           $(3,137,370)   (5,190,358)    $(6,716,174) $(11,020,195)
Net loss per share attributable to common
  stockholders-- As reported...........................                $(0.08)       $(0.13)         $(0.17)       $(0.29)
Net loss per share attributable to common
  stockholders-- Pro forma.............................                $(0.08)       $(0.17)         $(0.19)       $(0.37)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     Three and Six Mos. Ended June 30,
                                     ---------------------------------
                                         2004                  2003
                                         ----                  ----

Expected dividend yield............        --                    --
Expected stock price volatility....       .57                   .69
Risk-free interest rate............      3.48%                 3.68%
Expected option term...............    5 years                5 years

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.20 and $3.10 in 2004 and 2003, respectively.

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

          In August 2003, the Company exchanged 835,500 eligible stock options for 197,599 shares of restricted stock related to an exchange offer. This offer allowed eligible plan participants to exchange options for restricted stock at an exchange rate based on the calculated market value of the stock options using a black-scholes model. Effective March 2004, the Company granted 100,000 shares of restricted stock to a related party as part of an executive compensation agreement (see Note 7). For the second quarter of 2004, the Company recorded $163,844 in non-cash charges for restricted stock issued to employees and an executive. The Company will recognize additional non-cash charges of $312,014 as the restricted shares fully vest in 2004 and 2005.

         There are a number of outstanding stock warrants held by certain affiliates and third parties. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. In the second quarter of 2004, the Company recorded approximately $7,020 of non-cash charges for changes in the fair value of affiliates' warrants. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.

NOTE 5--CONVERTIBLE DEBENTURES

         In the first quarter of 2004, the Company converted the remaining $0.7 million of unsecured debentures issued during the 2003 private placement financing into 303,030 shares of common stock.

         In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. Under the terms of the agreement, cash fees of $400,000 were deducted from the initial proceeds and 140,180 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $5,223,398 at the time of issuance. The debentures will mature in 18 months and are subject to six, 30-day extensions and will bear interest at 6% per annum with payments due quarterly.

         The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the "2004 Debentures") were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. The additional $4 million of unsecured convertible debentures will be issued to the investor at the sole option of the Company, provided that at least $4 million of the $6 million debenture has been converted into common stock in accordance with the terms of such debenture, and the Company is in compliance in all material respects with the private placement documents. During the second quarter, approximately $3 million of the 2004 Debentures were converted into 1,398,802 shares of the Company's common stock.

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company amortizes discounts on its debentures as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended June 30, 2004, the Company recognized a non-cash charge to interest expense of $422,375 for amortization of discount on debentures.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature ("BCF"). The BCF existed because of a discount of 7% that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended June 30, 2004, $3.0 million of 2004 Debentures were converted and a BCF of $209,999 was recorded.

         In November 2002, Ballard Power Systems Inc. made an investment of $2.4 million in the form of secured convertible debentures. These debentures are still outstanding as of June 30, 2004.

NOTE 6--SUPPLEMENTAL CASH FLOW INFORMATION

         The Company issued 31,505 and 25,232 shares of common stock valued at $63,010 and $46,931 to employees as 401(k) Plan employer matching contributions in the first half of 2004 and 2003, respectively. In the first half of 2004, the Company issued 64,480 shares of common stock to Board of Directors members and employees in lieu of cash compensation. In the first quarter of 2004, the Company issued 51,800 shares of common stock valued at 131,048 to employees in lieu of merit raises. The Company also converted unsecured debentures into shares of common stock during the second quarter of 2004 (see Note 5).

NOTE 7--SUBSEQUENT EVENTS

         On July 14, 2004, the Company entered into an Employment Agreement and a Restricted Stock Grant Agreement with Mr. H. David Ramm, the Interim President and Chief Executive Officer, and an Agreement with DKRW Energy LLC ("DKRW"), a limited liability company of which Mr. Ramm is a member. The Company issued to Mr. Ramm 100,000 shares of restricted stock in accordance with the restricted stock agreement. Under the DKRW agreement, the Company agreed to pay a monthly retainer of $25,000 to DKRW in connection with Mr. Ramm's serving as Interim President and Chief Executive Officer. The initial six-month period covered by the agreement had an effective date as of March 19, 2004 and automatic monthly renewals thereafter unless terminated in writing by Mr. Ramm or the Company.

         On July 14, 2004, the Company's Board of Directors approved a financial advisory services agreement with Andersen LLC for services provided in connection with the Company's private placement transaction closed on February 17, 2004. For these services, Andersen LLC received consideration of $200,000, which was paid for by the issuance of 111,421 shares of the Company's common stock in August 2004 and was recorded as debt issue costs in the accompanying balance sheet. The number of shares to be issued was calculated using an average closing price of the Company's common stock for the 10 days preceding the approval by the Board. Two members of the Company's Board of Directors are principals of Andersen LLC: G. Chris Andersen, the Chairman of the Board and James L. Rawlings, the Chairman of the Compensation Committee.

         In August 2004, the Company converted $300,000 of the 2004 Debentures into 232,559 shares of the Company's common stock. Accordingly, the Company will recognize a charge to interest expense for the value of the beneficial conversion feature the investor received on these conversions and related deferred financing costs.

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

Overview

         Millennium Cell Inc. is engaged in the development of a next generation energy source for use primarily in consumer electronics and portable power devices as well as in standby power systems and in selected transportation applications. The Company's innovative and proprietary Hydrogen on Demand(TM) systems safely generate high-quality hydrogen through the use of sodium borohydride. This chemical compound is non-combustible, high in energy density, easily distributed, and convenient for consumer use. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. Millennium Cell is developing technology in partnership with corporate and government entities. Our goal is to convert our technology from the research and development stage to commercialization.

         Our losses have resulted primarily from costs associated with product development and research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of stock options and warrants to employees, board members and third parties. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to employee stock options, we expect to incur additional operating losses for the foreseeable future.

Results of Operations

Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

         Revenues. Revenues for the three months ended June 30, 2004 were $90,000 compared to $238,048 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the second quarter of 2003 that were non-recurring in the current year. While in the development stage, the Company's revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

         Cost of Revenues. Cost of revenues for the three months ended June 30, 2004 were $90,000 compared to $190,438 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the second quarter of 2003 for projects that were not open during the second quarter of 2004.

         Product Development and Marketing Expense. Product development and marketing expenses for the three months ended June 30, 2004 were $782,986 compared to $1,291,133 for the same period of 2003, a decrease of $508,147. This decrease is mostly attributable to ongoing cost reduction activities and the Company's cost shared development program as a subcontractor to Protonex for the U.S. Air Force. Under this program, one half of the Company's incurred costs are reimbursed and recorded as reductions to operating expenses. This program began during the second quarter of 2004.

         General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2004 were $629,845 compared to $1,034,276 for the same period of 2003, a decrease of $404,431. The decrease was a result of ongoing cost reduction programs, including headcount reductions made early in 2004, and the recovery of indirect costs under U.S. government funded cost share programs which began in 2004.

         Non-cash Charges. Non-cash charges were $269,864 for the three months ended June 30, 2004 compared to $851,826 for the same period of 2003, a decrease of $581,962. The non-cash charges in 2003 were related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered. During the second quarter of 2003, the Company completed the amortization of the non-cash charges for options issued below market value and that is the reason for the decline from the second quarter of 2003 to the same period of 2004. Non-cash charges in 2004 included common stock issued to Board of Directors' members in lieu of cash payments and a restricted stock grant for the Company's Interim President and Chief Executive Officer under a compensation agreement discussed in more detail under footnote 6 to the financial statements.

         Depreciation and Amortization. Depreciation and amortization was $149,997 for the three months ended June 30, 2004 compared to $166,274 for the same period of 2003, a decrease of $16,277. The decrease reflects the impact of assets that have recently been fully depreciated.

         Research and Development Expense. Research and development expenses were $91,096 for the three months ended June 30, 2004 compared to $270,987 for the same period of 2003, a decrease of $179,891. The decrease is mainly attributable to the reimbursement of expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride. This program reimburses us for 80% of our qualifying costs under the program.

         Interest Expense, net. Net interest expense was $987,070 for the three months ended June 30, 2004 compared to $339,075 for the same period of 2003, an increase of $647,995. The increase in net interest expense was caused mainly by a higher amount of debenture conversions during the second quarter of 2004 than in the same period of 2003. In the second quarter of 2004, approximately $3 million of debentures were converted as compared to $2.3 million in the same period of 2003. Interest expense is comprised of interest on debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on the Company's debentures.

          Equity in Losses of Affiliate. Equity in Losses of Affiliate was $194,164 for the three months ended June 30, 2003. In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. The Company evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was zero. As a result, the Company wrote off the Investment in Affiliate in June 2003. There were no further investments made in affiliates.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

         Revenues. Revenues for the six months ended June 30, 2004 were $115,000 compared to $293,309 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the second quarter of 2003 that were non-recurring in the current year. While in the development stage, the Company's revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

         Cost of Revenues. Cost of revenues for the six months ended June 30, 2004 were $115,000 compared to $245,699 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the second quarter of 2003 for projects that were not open during the second quarter of 2004.

         Product Development and Marketing Expense. Product development and marketing expenses for the six months ended June 30, 2004 were $1,775,501 compared to $2,522,632 for the same period of 2003, a decrease of $747,131. This decrease is mostly attributable to ongoing cost reduction activities and the Company's cost shared development program as a subcontractor to Protonex Technology Corporation in their program with the U.S. Air Force. Under this program, one half of the Company's incurred costs are reimbursed and recorded as reductions to operating expenses. This program began during the second quarter of 2004.

         General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2004 were $2,241,006 compared to $2,104,769 for the same period of 2003, an increase of $136,237. The increase was driven by the accrual of separation costs of approximately $591,000 as a result of the resignation of the Company's previous President and Chief Executive Officer in March 2004. The separation costs were comprised of salary, benefits and other costs in satisfaction of his employment contract. The remaining costs will be paid as according to the following schedule:

        2004 (remaining 6 months)                         $        182,110
        2005                                                       278,632
        2006                                                        31,789
        2007                                                         7,947
                                                      --------------------
        Total                                         $            500,478
                                                      ====================

         The unfavorable effect of the separation costs was mostly offset by the impact of ongoing cost reduction programs, including headcount reductions made early in 2004, and the recovery of indirect costs under U.S. government funded cost share programs which began in 2004.

         Non-cash Charges. Non-cash charges were $592,002 for the six months ended June 30, 2004 compared to $1,947,232 for the same period of 2003, a decrease of $1,355,230. The non-cash charges in 2003 were related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered. During the second quarter of 2003, the Company completed the amortization of the non-cash charges for options issued below market value and that is the reason for the decline from the second quarter of 2003 to the same period of 2004. Non-cash charges in 2004 included common stock issued to Board of Directors' members in lieu of cash payments and a restricted stock grant for the Company's Interim President and Chief Executive Officer under a compensation agreement discussed in more detail under footnote 6 to the financial statements.

         Depreciation and Amortization. Depreciation and amortization was $292,340 for the six months ended June 30, 2004 compared to $341,571 for the same period of 2003, a decrease of $49,231. The decrease reflects the impact of assets that have recently been fully depreciated.

         Research and Development Expense. Research and development expenses were $91,096 for the six months ended June 30, 2004 compared to $576,398 for the same period of 2003, a decrease of $485,302. The decrease is mainly attributable to the reimbursement of expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride. This program reimburses us for 80% of our qualifying costs under the program. Although the project began during the first quarter of 2004, the Department of Energy authorized us to bill for work that occurred up to 90 days prior to the contract effective date.

         Interest Expense, net. Net interest expense was $1,301,383 for the six months ended June 30, 2004 compared to $854,235 for the same period of 2003, an increase of $447,148. The increase in net interest expense was driven by a higher amount of debt issue costs, discount amortization and beneficial conversion features expensed as a result of substantial debenture conversions made in 2004. Interest expense is comprised of interest on debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on the Company's debentures.

         Equity in Losses of Affiliate. Equity in Losses of Affiliate was $488,364 for the six months ended June 30, 2003. In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment is accounted for by the equity method. The Company evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was zero. As a result, the Company wrote off the Investment in Affiliate in June 2003. There were no further investments made in affiliates.


Liquidity and Capital Resources

General

         Since the inception date, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and net proceeds from private placement transactions in 2002 and 2003 totaling $14.3 million. In February 2004, the Company received net proceeds of approximately $5.3 million from a new private placement transaction.

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


Private Placement Transactions

         In the first quarter of 2004, the Company converted the remaining $0.7 million of unsecured debentures issued during the 2003 private placement financing into 303,030 shares of common stock.

         In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. Under the terms of the agreement, cash fees of $400,000 were deducted from the initial proceeds and 140,180 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $5,223,398 at the time of issuance. The debentures will mature in 18 months and are subject to six, 30-day extensions and will bear interest at 6% per annum with payments due quarterly.

         The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the "2004 Debentures") were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. The additional $4 million of unsecured convertible debentures will be issued to the investor at the sole option of the Company, provided that at least $4 million of the $6 million debenture has been converted into common stock in accordance with the terms of such debenture, and the Company is in compliance in all material respects with the private placement documents. During the second quarter, approximately $3 million of the 2004 Debentures were converted into 1,398,802 shares of the Company's common stock.

         In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company amortizes discounts on its debentures as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended June 30, 2004, the Company recognized a non-cash charge to interest expense of $422,375 for amortization of discount on debentures.

         In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature ("BCF"). The BCF existed because of a discount of 7% that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended June 30, 2004, $3.0 million of 2004 Debentures were converted and a BCF of $209,999 was recorded.

         In November 2002, Ballard Power Systems Inc. made an investment of $2.4 million in the form of secured convertible debentures. These debentures are still outstanding as of June 30, 2004.

Sources and Uses of Cash

         As of June 30, 2004, we had $8,182,802 in cash and cash equivalents and restricted cash of $3,012,130. Cash used in operations totaled $3,279,774 and $5,421,764 in the first half of 2004 and 2003, respectively, and related to funding our net operating losses. The restricted cash comprised $2.4 million of cash used for collateral in connection with Ballard's strategic investment in us and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

         Investing activities used cash of $141,270 and $8,914,984 in the first half of 2004 and 2003, respectively. Investing activities in the first half of 2004 consisted mainly of purchases of laboratory equipment to support our research, while 2003 investing activities were driven by an increase in restricted cash for the $8.5 million of secured debentures issued in January 2003 and investing activities in a former affiliate.

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

      2004 (remaining 6 months)                         $        242,155
      2005                                                       484,310
      2006                                                       484,310
      2007                                                       484,310
      2008                                                       443,950
                                                        ----------------
      Total                                             $      2,139,035
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

         We believe that our current cash and cash equivalents, together with the cash that will be available from the recent private placement financing and projected results of operations will be sufficient to satisfy anticipated cash needs of our operations through at least the end of 2005. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Item 4.           Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

         Our Interim Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, our Interim Chief Executive Officer and our Acting Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, including our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our business is made known to management, including our Interim Chief Executive Officer and our Acting Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

(b) Changes in Internal Controls.

         Since the evaluation date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) The Company issued the following shares of its common stock ("Shares") to an institutional and accredited investor ("Investor") upon conversion of an aggregate amount of $2,999,999.34 principal amount of the Company's unsecured convertible debentures owned by the Investor:


           Amount of Unsecured Convertible        Number of Shares of Common
    Date            Debentures                           Stock Issued
    ----            ----------                           ------------

  4/06/04          $999,999.34                              598,802

  4/26/04         $2,000,000.00                             800,000

         The issuances of the Shares of Common Stock listed above were made by the Company in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The resale of the Shares by the Investor is registered pursuant to a registration statement declared effective by the Securities and Exchange Commission.


Item 4.           Submission of Matters to a Vote of Security Holders.

          Our 2004 Annual Meeting of Shareholders was held on April 15, 2004. The meeting was called for the following purposes: (1) to elect nine directors to serve on the Board of Directors, each for a one year term and until their respective successors are elected, and (2) to ratify the Board of Directors' appointment of Ernst & Young LLP as our independent public accountants for the 2004 fiscal year. There were no shareholder proposals. The results of the voting was as follows:

Proposal (1):                           VOTES FOR       WITHHELD
-------------                           ---------       --------
G. Chris Andersen                      28,489,821        139,557
Kenneth R. Baker                       28,513,257        116,121
Alexander MacLachlan                   28,494,169        135,209
Peter A. McGuigan                      28,513,257        116,121
Zoltan Merszei                         28,513,257        116,121
H. David Ramm                          28,422,169        135,209
James L. Rawlings                      28,422,169        135,209
Richard L. Sandor                      27,999,602        629,776
John R. Wallace                        27,999,602        629,776


Proposal (2):                          FOR           AGAINST            WITHHELD
-------------                          ---           -------            --------
Ratification of Ernst & Young LLP   28,582,201       31,296               12,881
as our independent public accountants

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits


     31.1 --  Certification  of Interim  Chief  Executive  Officer  Pursuant  to
Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 -- Certification of Acting Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 -- Certification of Interim Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K


        On May 6, 2004, we filed a Current Report on Form 8-K under Item 12 to announce our financial results for the fiscal quarter ended March 31, 2003. A copy of a related press release was filed with the Current Report.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

Exhibits 31.1, 31.2 and 32.1 to this Quarterly Report on Form 10-Q include Certifications of our Interim Chief Executive Officer and our Acting Chief Financial Officer.

The first two forms of Certification are required by Rule 13a-14 under the Exchange Act in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). The Section 302 Certifications include references to an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" and our "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of our Interim Chief Executive Officer and our Acting Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certifications), and contain additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud and related matters.

The second form of Certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsection (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of this Form 10-Q or as a separate disclosure document. A signed original of such written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to us and will be retained by us and furnished to the Securities and Exchange Commission or its staff upon request.



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



August 13, 2004