Form 10-Q
period 2004-09-30
MILLENNIUM CELL INC
filed 2004-11-15
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,737,948 shares of Common Stock, par value $.001, were outstanding on November 8, 2004.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, MCE Ventures LLC

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as “plan,” “believe,” “expect,” “anticipate,” “on target” and “intend” or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery technology and our business plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (ix) our ability to secure government funding of our research and development and technology demonstration projects and (x) other factors discussed under the caption “Investment Considerations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
(unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$ 9,758,742	$ 6,004,173
Accounts receivable	235,623	41,244
Prepaid expenses	399,234	265,459
Deferred financing costs	134,185	22,663
Total current assets	10,527,784	6,333,539
Property and equipment, net	740,631	1,009,514
Patents and licenses, net	576,884	597,564
Restricted cash	3,019,558	2,998,379
Security deposits	45,676	45,676
	$ 14,910,533	$ 10,984,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 204,922	$ 272,143
Accrued expenses	774,873	389,464
Short-term portion of capital lease obligation	33,950	37,036
Short-term portion of refundable grant obligation	18,675	18,675
Deferred compensation	32,315	32,315
Convertible unsecured debentures, net of discount	1,868,982	--
Deferred revenue	85,000	--
Total current liabilities	3,018,717	749,633

Convertible unsecured debentures, net of discount	3,755,522	684,791
Convertible secured debentures, net of discount	2,399,988	2,399,988
Refundable grant obligation	187,266	187,266
Capital lease obligation and other long-term liabilities	13,385	31,909

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding
Common stock, $.001 par value; authorized 70,000,000 shares,
38,324,333 and 35,029,052 shares issued and outstanding
as of September 30, 2004 and December 31, 2003, respectively	38,325	35,029
Additional paid-in capital	84,865,156	77,784,952
Deferred compensation	(209,096)	(358,427)
Deficit accumulated during development stage	(79,158,730)	(70,530,469)
Total stockholders' equity	5,535,655	6,931,085
	$ 14,910,533	$ 10,984,672

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	Amounts From
	2004	2003	2004	2003	Inception

Revenue	$ 10,000	$ 102,605	$ 125,000	$ 395,914	$ 1,311,251
Cost of revenue	10,000	92,805	125,000	338,504	1,224,508
Gross margin	--	9,800	--	57,410	86,743

Product development and marketing.	904,063	1,496,724	2,679,564	4,019,356	19,275,470
General and administrative
(excluding non-cash charges)	782,676	736,620	3,023,682	2,841,389	18,977,387
Non-cash compensation charges	126,356	418,787	718,358	2,366,019	25,158,085
Restructuring expense	--	--	--	--	104,982
Depreciation and amortization	128,477	153,173	420,817	494,744	2,600,008
Research and development	27,997	221,982	119,093	798,380	8,231,206
Total operating expenses	1,969,569	3,027,286	6,961,514	10,519,888	74,347,138
Loss from operations	(1,969,569)	(3,017,486)	(6,961,514)	(10,462,478)	(74,260,395)
Other income, net	--	--	--	--	456,443
Interest expense	365,364	1,464,068	1,666,747	2,318,303	2,347,819
Equity in losses of affiliates	--	--	--	488,364	856,078
Net loss.	(2,334,933)	(4,481,554)	(8,628,261)	(13,269,145)	(77,007,849)
Preferred stock amortization.	--	--	--	--	2,150,881
Net loss applicable to common stockholders	$ (2,334,933)	$ (4,481,554)	$ (8,628,261)	$ (13,269,145)	$ (79,158,730)
Loss per share -- basic and diluted	$ (.06)	$ (.14)	$ (.24)	$ (.43)	$ (2.80)
Weighted -- average number of shares outstanding	37,701,400	31,944,522	36,696,629	30,541,661	28,311,024

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months	Nine months	Cumulative
	Ended	Ended	Amounts from
	September 30, 2004	September 30, 2003	Inception
OPERATING ACTIVITIES
Net loss	$ (8,628,261)	$ (13,269,145)	$ (77,007,849)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	420,817	494,744	2,600,008
Amortization of discount on debentures	660,793	749,246	1,609,490
Beneficial conversion feature on debentures	455,757	1,156,370	1,812,582
Amortization of deferred financing costs	474,569	437,452	1,071,213
Losses on investment in affiliate	--	488,364	856,078
Non-cash compensation charges	718,358	2,366,019	25,158,085
Changes in operating assets and liabilities:
Accounts receivable	(194,379)	35,728	(235,623)
Prepaid expenses and other assets	(133,775)	(144,341)	(444,910)
Accounts payable and accrued expenses.	446,041	(292,168)	1,537,217
Deferred revenue	85,000	--	2,484,988
Net cash used in operating activities.	(5,695,080)	(7,977,731)	(40,558,721)

INVESTING ACTIVITIES
Purchase of property and equipment	(97,585)	(6,050)	(2,885,446)
Patent registration costs	(33,669)	(51,553)	(695,893)
Restricted cash……………...	(21,179)	(27,696)	(3,019,558)
Investment in affiliate………...……………...	--	(320,952)	(856,078)
Net cash used in investing activities	(152,433)	(406,251)	(7,456,975)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	345,324	145,000	35,485,174
Underwriting and other expenses of initial
public offering	--	--	(3,669,613)
Proceeds from issuance of debentures	9,428,806	8,500,000	21,428,806
Proceeds from equity private placement	--	--	2,736,279
Deferred financing costs	(150,438)	(277,852)	(769,745)
Proceeds from capital contribution	--	--	500,000
Payment of note payable	--	--	(250,000)
Payment of capital lease obligation	(21,610)	--	(38,849)
Proceeds from grant, net	--	(21,582)	205,940
Proceeds from sale of preferred stock.	--	--	2,146,446
Net cash provided by financing activities	9,602,082	8,345,566	57,774,438
Net change in cash and cash equivalents	3,754,569	(38,416)	9,758,742
Cash and cash equivalents, beginning of
period	6,004,173	7,987,127	--
Cash and cash equivalents, end of period	$ 9,758,742	$ 7,948,711	$ 9,758,742

Non-Cash Transactions:

See Note 6 for a description of non-cash transactions during the period.

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

		Additional			Total
Common Stock		Paid-In	Deferred	Accumulated	Stockholders'
Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2003	35,029,052	$ 35,029	$ 77,784,952	$ (358,427)	$ (70,530,469)	$ 6,931,085
Issuance of common stock from conversion of debentures	2,463,981	2,464	4,697,536	-	-	4,700,000
Beneficial conversion feature of debentures	-	-	455,757	-	-	455,757
Issuance of common stock for debt financing costs	377,846	378	813,445	-	-	813,823
Issuance of common stock from exercise of options	115,532	116	345,208	-	-	345,324
Issuance of common stock for Board of Director compensation	98,659	99	184,695	-	-	184,794
Amortization of deferred compensation	-	-	5,889	149,331	-	155,220
Issuance of common stock for executive compensation	100,000	100	141,900	-	-	142,000
Non-cash compensation charges	-	-	141,689	-	-	141,689
Issuance of common stock in lieu of employee merit increase	51,800	52	130,996	-	-	131,048
Issuance of common stock for interest payments	55,958	56	100,111	-	-	100,167
Issuance of stock for 401(k) plan matching contributions	31,505	31	62,978	-	-	63,009
Net loss	_________	_______	___________	___________	(8,628,261)	(8,628,261)
Balance at September 30, 2004	38,324,333	$ 38,325	$ 84,865,156	$ (209,096)	$ (79,158,730)	$ 5,535,655

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Millennium Cell Inc. and its wholly owned subsidiary, MCE Ventures LLC (“MCE Ventures”). MCE Ventures is a Delaware limited liability company that was formed in 2002 to engage in limited strategic investment activities. All significant inter-company transactions and accounts have been eliminated.

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

In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Their conclusion was that beginning with reporting periods ending after December 15, 2004 (i) contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, "Earnings Per Share," regardless of the contingent features included in the instrument, and (ii) prior period earnings per share would have to be restated. The Company's secured and unsecured convertible debentures are contingently convertible debt instruments that are potentially convertible into approximately 3.7 million shares of common stock. With the ratification of EITF Issue No. 04-8, the Company will be required to include such potentially issuable shares, if dilutive, in its diluted earnings per share calculation beginning with the fourth quarter 2004 reporting period. The Company will not have to restate their prior period earnings per share since the issuable shares would have been anti-dilutive.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Mos. Ended Sept. 30,		Nine Mos. Ended Sept. 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders —
As reported	$(2,334,933)	$(4,481,554)	$(8,628,261)	$(13,269,145)
Add: Total stock-based compensation expense
included in net loss	126,356	418,787	718,358	2,366,019
Deduct: Total stock-based compensation expense
determined under fair value based method for all
stock option awards	(316,987)	(1,083,597)	(1,331,835)	(5,263,423)
Net loss attributable to common stockholders —
Pro forma	$(2,525,564)	$(5,146,364)	$(9,241,738)	$(16,166,549)
Net loss per share attributable to common
stockholders — As reported	$(0.06)	$(0.14)	$(0.24)	$(0.43)
Net loss per share attributable to common
stockholders — Pro forma	$(0.07)	$(0.16)	$(0.25)	$(0.53)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three and Nine Mos. Ended September 30,
	2004	2003
Expected dividend yield	—	—
Expected stock price volatility	.57	.69
Risk-free interest rate	3.48%	3.68%
Expected option term	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.20 and $1.44 in 2004 and 2003, respectively.

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

In August 2003, the Company exchanged 835,500 eligible stock options for 197,599 shares of restricted stock related to an exchange offer. This offer allowed eligible plan participants to exchange options for restricted stock at an exchange rate based on the calculated market value of the stock options using a black-scholes model. Effective March 2004, the Company granted 100,000 shares of restricted stock to a related party as part of an executive compensation agreement (see Note 7). During the quarter ended September 30, 2004, the Company recorded $76,856 in non-cash charges for restricted stock issued to employees and an executive. The Company will recognize additional non-cash charges of $176,781 as the restricted shares fully vest in 2004 and 2005.

NOTE 5--CONVERTIBLE DEBENTURES

In the first quarter of 2004, the Company converted the remaining $0.7 million of unsecured debentures issued during the 2003 private placement financing into 303,030 shares of common stock.

In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. Under the terms of the agreement, cash fees of $400,000 were deducted from the initial proceeds and 140,180 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $5,223,398 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly.

    The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the “2004 Debentures”) were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. As of September 30, 2004, approximately $4.0 million of the 2004 Debentures were converted into 2,160,951 shares of the Company’s common stock.

In September 2004, the Company issued an additional $4.0 million of unsecured convertible debentures under the private placement transaction that closed in February of 2004. These debentures were issuable at the Company’s option because $4 million of the initial $6 million of 2004 Debentures had been converted. Cash fees of $171,194 were deducted from the proceeds and 60,069 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $3,755,522 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly.

Among other things, the terms and conditions of the Debentures include covenants related to the Company’s continued listing on a nationally recognized stock market (which includes the NASDAQ National Market and/or The NASDAQ SmallCap Market), certain minimum average closing stock prices for our common stock over specified periods, and minimum cash maintenance requirements. If there is an event of default under the Debentures, the holder may elect to require us to prepay all of a portion of the principal amount of the Debentures plus a 30% premium. The investor who currently holds our Debentures has agreed to waive, until December 31, 2004, its prepayment right in the event that our average closing stock price is below $1 for 30 consecutive trading days.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company amortizes discounts on its debentures as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended September 30, 2004, the Company recognized a non-cash charge to interest expense of $162,161 for amortization of discount on debentures.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature (“BCF”). The BCF existed because of a discount of 7% that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended September 30, 2004, $1.0 million of 2004 Debentures were converted and a BCF of $70,000 was recorded.

In November 2002, Ballard Power Systems Inc. made an investment of $2.4 million in the form of secured convertible debentures. These debentures are still outstanding as of September 30, 2004 and mature in November 2005.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 31,505 and 84,672 shares of common stock valued at $63,010 and $143,224 to employees as 401(k) Plan employer matching contributions during the nine months ended September 30, 2004 and 2003, respectively. The Company also issued 98,659 and 150,039 shares of common stock to Board of Directors members in lieu of cash compensation of $184,794 and $275,205 during the nine months ended September 30, 2004 and 2003, respectively. In the first quarter of 2004, the Company issued 51,800 shares of common stock valued at $131,048 to employees in lieu of merit raises. The Company also converted $4.7 million and $8.5 million of unsecured debentures into 2,463,981 and 4,473,573 shares of common stock during the nine months ended September 30, 2004 and 2003, respectively.

NOTE 7—RELATED PARTY TRANSACTIONS

On July 14, 2004, the Company entered into an Employment Agreement and a Restricted Stock Grant Agreement with Mr. H. David Ramm, the Interim President and Chief Executive Officer, and an Agreement with DKRW Energy LLC (“DKRW”), a limited liability company of which Mr. Ramm is a member. The Company made a one-time grant to Mr. Ramm of 100,000 shares of restricted stock in accordance with the restricted stock agreement. Under the DKRW agreement, the Company agreed to pay a monthly retainer of $25,000 to DKRW in connection with Mr. Ramm’s serving as Interim President and Chief Executive Officer. On September 28, 2004, the initial six-month term of the agreement was completed and going forward the agreement will automatically renew on a month-to-month basis unless terminated in writing by either party.

On July 14, 2004, the Company’s Board of Directors approved the payment of a success fee under a financial advisory services agreement with Andersen LLC for services provided in connection with the Company’s private placement transaction which closed on February 17, 2004. For these services, Andersen LLC received consideration of $200,000, which was paid for by the issuance of 111,421 shares of the Company’s common stock in August 2004 and which was recorded as debt issue costs in the accompanying balance sheet. The number of shares to be issued was calculated using an average closing price of the Company’s common stock for the 10 days preceding the approval by the Board. Two members of the Company’s Board of Directors are principals of Andersen LLC: G. Chris Andersen, the Chairman of the Board and James L. Rawlings, the Chairman of the Compensation Committee.

NOTE 8—SUBSEQUENT EVENTS

In October 2004, the Company was informed by The NASDAQ Stock Market, Inc. that as of October 6, 2004, the Company did not meet the minimum $50 million market capitalization requirement for continued listing on the NASDAQ National Market under Maintenance Standard 2, as set forth in the NASDAQ Marketplace Rule 4450(b)(1)(A). The Company was provided with 30 calendar days, or until November 8, 2004 to either regain compliance, apply for listing on NASDAQ’s SmallCap market or to request a hearing with the NASDAQ Qualifications Listing Panel. The Company has applied to be listed on NASDAQ’s SmallCap market and is currently awaiting a decision on its application.

In October 2004, the Company’s Board of Directors approved a financial advisory services agreement with Andersen LLC in connection with the Company’s potential identification of and closing on potential strategic partnership arrangements involving sales of Company securities. For these services, Andersen LLC received an up-front cash retainer of $62,500 and, if successful, will receive a fee of $62,500 to be paid in common stock to be valued at market price at time of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained herein under the caption “Forward-Looking Statements” for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Overview

Millennium Cell Inc. is engaged in the development of a next generation energy source for use primarily in consumer electronics and portable power devices as well as in standby power systems and in selected transportation applications. The Company’s innovative and proprietary Hydrogen on Demand™ systems safely generate high-quality hydrogen through the use of sodium borohydride. This chemical compound is non-combustible, high in energy density, easily distributed, and convenient for consumer use. Hydrogen from this system can be used to power fuel cells, as well as fed directly to internal combustion engines. Millennium Cell is developing technology in partnership with corporate and government entities. Our goal is to convert our technology from the research and development stage to commercialization.

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

Results of Operations

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

Revenues. Revenues for the three months ended September 30, 2004 were $10,000 compared to $102,605 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the third quarter of 2003 that were non-recurring in the current year. While in the development stage, the Company’s revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended September 30, 2004 were $10,000 compared to $92,805 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the third quarter of 2003 for projects that were not open during the same quarter of 2004.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended September 30, 2004 were $904,063 compared to $1,496,724 for the same period of 2003, a decrease of $592,661. This decrease is mostly attributable to ongoing cost reduction activities and the Company’s cost shared development program as a subcontractor to Protonex for the U.S. Air Force. Under this program, one half of the Company’s incurred costs are reimbursed and recorded as reductions to operating expenses. This program began during the second quarter of 2004.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2004 were $782,676 compared to $736,620 for the same period of 2003, an increase of $46,056. The increase was mainly the result of higher insurance costs and facility maintenance costs that are variable in nature.

Non-cash Compensation Charges. Non-cash charges were $126,356 for the three months ended September 30, 2004 compared to $418,787 for the same period of 2003, a decrease of $292,431. The non-cash charges in 2003 were related to warrants issued to affiliates and other third parties for services rendered. Non-cash charges in 2004 included common stock issued to Board of Directors’ members in lieu of cash payments and restricted stock grants to employees.

Depreciation and Amortization. Depreciation and amortization was $128,477 for the three months ended September 30, 2004 compared to $153,173 for the same period of 2003, a decrease of $24,696. The decrease reflects the impact of assets that have recently been fully depreciated.

Research and Development Expense. Research and development expenses were $27,997 for the three months ended September 30, 2004 compared to $221,982 for the same period of 2003, a decrease of $193,985. The decrease is mainly attributable to the reimbursement of expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride. This program reimburses us for 80% of our qualifying costs under the program.

Interest Expense, net. Net interest expense was $365,364 for the three months ended September 30, 2004 compared to $1,464,068 for the same period of 2003, a decrease of $1,098,704. The decrease in net interest expense was caused mainly by a higher amount of debenture conversions during the third quarter of 2003 than in the same period of 2004. In the third quarter of 2003, approximately $5.0 million of debentures were converted as compared to $1.0 million in the same period of 2004. Interest expense is comprised of interest on debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on the Company’s debentures.

Nine months Ended September 30, 2004 versus Nine months Ended September 30, 2003

Revenues. Revenues for the nine months ended September 30, 2004 were $125,000 compared to $395,914 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the first nine months of 2003 that were non-recurring in the current year. While in the development stage, the Company’s revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2004 were $125,000 compared to $338,504 for the same period of 2003. The decrease was mainly attributable to engineering and design services performed during the first nine months of 2003 for projects that were not open in 2004.

Product Development and Marketing Expense. Product development and marketing expenses for the nine months ended September 30, 2004 were $2,679,564 compared to $4,019,356 for the same period of 2003, a decrease of $1,339,792. This decrease is mostly attributable to ongoing cost reduction activities and the Company’s cost shared development program as a subcontractor to Protonex Technology Corporation for the U.S. Air Force. Under this program, one half of the Company’s incurred costs are reimbursed and recorded as reductions to operating expenses. This program began during the second quarter of 2004.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2004 were $3,023,682 compared to $2,841,389 for the same period of 2003, an increase of $182,293. The increase was driven by the accrual of separation costs of approximately $591,000 as a result of the resignation of the Company’s previous President and Chief Executive Officer in March 2004. The separation costs were comprised of salary, benefits and other costs in satisfaction of his employment contract. The remaining costs will be paid according to the following schedule:

2004 (remaining 3 months)	$ 91,055
2005	278,632
2006	31,789
2007	7,947
Total	$ 409,423

The unfavorable effect of the separation costs was mostly offset by the impact of ongoing cost reduction programs, including headcount reductions made early in 2004, and the recovery of indirect costs under U.S. government funded cost share programs which began in 2004.

Non-cash Compensation Charges. Non-cash charges were $718,358 for the nine months ended September 30, 2004 compared to $2,366,019 for the same period of 2003, a decrease of $1,647,661. The non-cash charges in 2003 were related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered. During the second quarter of 2003, the Company completed the amortization of the non-cash charges for options issued below market value and that is the primary reason for the decline from 2003. Non-cash charges in 2004 included common stock issued to Board of Directors’ members in lieu of cash payments and restricted stock grants to employees.

Depreciation and Amortization. Depreciation and amortization was $420,817 for the nine months ended September 30, 2004 compared to $494,744 for the same period of 2003, a decrease of $73,927. The decrease reflects the impact of assets that have recently been fully depreciated.

Research and Development Expense. Research and development expenses were $119,093 for the nine months ended September 30, 2004 compared to $798,380 for the same period of 2003, a decrease of $679,287. The decrease is mainly attributable to the reimbursement of expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride. This program reimburses us for 80% of our qualifying costs under the program. Although the project began during the first quarter of 2004, the Department of Energy authorized us to bill for work that occurred up to 90 days prior to the contract effective date.

Interest Expense, net. Net interest expense was $1,666,747 for the nine months ended September 30, 2004 compared to $2,318,303 for the same period of 2003, a decrease of $651,556. The decrease in net interest expense was driven by a higher amount of debt issue costs, discount amortization and beneficial conversion features expensed as a result of substantial debenture conversions made in 2003. During the nine months ended September 30, 2003, approximately $8.5 million of debentures were converted as compared to $4.7 million in the same period of 2004. Interest expense is comprised of interest on debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on the Company’s debentures.

Equity in Losses of Affiliate. Equity in Losses of Affiliate was $488,364 for the nine months ended September 30, 2003. In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). The Company's investment was accounted for by the equity method. The Company evaluated its Investment in Affiliate and due to the uncertainty of the recoverability of the investment determined that the fair value of the investment was zero. As a result, the Company wrote off the Investment in Affiliate in September 2003. There were no further investments made in affiliates.

Liquidity and Capital Resources

General

Since the inception date, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1,250,000 of membership interests in Millennium Cell LLC for cash, which subsequently were converted into our common stock as of April 25, 2000. We also received a capital contribution of $500,000 in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and net proceeds from private placement transactions in 2002 and 2003 totaling $14.3 million. In 2004, the Company received net proceeds of approximately $9.4 million from a new private placement transaction.

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

On November 8, 2002, we agreed with Ballard that the product development milestones had been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in our company in the form of secured convertible debentures due November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. We pledged to the bank as collateral $2.4 million of funds previously reported under cash and cash equivalents on the accompanying balance sheet. We will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event we initiate the conversion. As part of the purchase agreement entered into between Ballard and us, Ballard retains the option to license the non-exclusive right to manufacture and sell products with our Hydrogen on Demand™ technology for specific portable fuel cell products and stationary internal combustion engine generators.

Private Placement Transactions

In the first quarter of 2004, the Company converted the remaining $0.7 million of unsecured debentures issued during the 2003 private placement financing into 303,030 shares of common stock.

In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. Under the terms of the agreement, cash fees of $400,000 were deducted from the initial proceeds and 140,180 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $5,223,398 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly.

The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the “2004 Debentures”) were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. As of September 30, 2004, approximately $4.0 million of the 2004 Debentures were converted into 2,160,951 shares of the Company’s common stock.

In September 2004, the Company issued an additional $4.0 million of unsecured convertible debentures under the private placement transaction that closed in February of 2004. These debentures were issuable at the Company’s option because $4 million of the initial $6 million of 2004 Debentures had been converted. Cash fees of $171,194 were deducted from the proceeds and 60,069 shares of common stock were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $3,755,522 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly.

Among other things, the terms and conditions of the Debentures include covenants related to the Company’s continued listing on a nationally recognized stock market (which includes the NASDAQ National Market and/or The NASDAQ SmallCap Market), certain minimum average closing stock prices for our common stock over specified periods, and minimum cash maintenance requirements. If there is an event of default under the Debentures, the holder may elect to require us to prepay all of a portion of the principal amount of the Debentures plus a 30% premium. The investor who currently holds our Debentures has agreed to waive, until December 31, 2004, its prepayment right in the event that our average closing stock price is below $1 for 30 consecutive trading days.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company amortizes discounts on its debentures as interest expense, using the effective interest method, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. During the quarter ended September 30, 2004, the Company recognized a non-cash charge to interest expense of $162,161 for amortization of discount on debentures.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature (“BCF”). The BCF existed because of a discount of 7% that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the quarter ended September 30, 2004, $1.0 million of 2004 Debentures were converted and a BCF of $70,000 was recorded.

Sources and Uses of Cash

As of September 30, 2004, we had $9,758,742 in cash and cash equivalents and restricted cash of $3,019,558. Cash used in operations totaled $5,694,948 and $7,977,731 in the first nine months of 2004 and 2003, respectively, and related to funding our net operating losses. The restricted cash comprised $2.4 million of cash used for collateral in connection with Ballard's strategic investment in us and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

Investing activities used cash of $152,434 and $406,251 in the first nine months of 2004 and 2003, respectively. Investing activities in 2004 consisted mainly of purchases of laboratory equipment to support our research, while 2003 investing activities were driven by investing activities in a former affiliate.

Commitments and Contingencies

In April 2001, we amended our main operating lease to provide for additional space for our principal operating offices and laboratories. Since November 2001, we occupy all facilities contemplated in the lease agreement. The amended lease will expire in 2008 and contains options to renew for an additional 8 years and requires us to pay our allocated share of taxes and operating costs in addition to the annual base rent payment. Future minimum annual lease commitments including estimated allocated taxes and maintenance under the amended operating leases are as follows:

2004 (remaining 3 months)	$ 121,077
2005	484,310
2006	484,310
2007	484,310
2008	443,950
Total	$ 2,017,957

In connection with the amended lease agreement, we issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of our cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in September 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. We repaid approximately $21,000 of the award during the second quarter of 2003, which represents 3% of our 2002 net sales. Based upon 4% of our 2003 net sales, $18,675 is due to be repaid in 2004.

We received net proceeds from the sale of New Jersey net operating losses (NOL’s) in connection with the New Jersey Emerging Technology and Biotechnology Financial Assistance Program of $221,480 and $234,963 in 2003 and 2002, respectively. This program allows certain companies to apply to transfer New Jersey NOL’s to other companies. This program, if continued by the State of New Jersey in future years, may produce similar cash inflows for us.

We believe that our current cash and cash equivalents, together with the cash that will be available from the recent private placement financing and projected results of operations will be sufficient to satisfy anticipated cash needs of our operations into 2006. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Stock Options

We have recorded non-cash charges in 2004 and 2003 for the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges that we will incur related to these warrants. The fair value of our options and warrants issued to affiliates and third parties was estimated at the date of grant using a Black-Scholes option-pricing model.

We also disclose pro forma information regarding net income and earnings per share that is required by SFAS No. 148. This information is required to be determined as if we had accounted for employee stock options under the fair value method of that statement. The fair value of options granted has been estimated at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in 2004 and 2003 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for those periods are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future periods.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our Interim Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, our Interim Chief Executive Officer and our Acting Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our business is made known to management, including our Interim Chief Executive Officer and our Acting Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

(b) Changes in Internal Controls.

Since the evaluation date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) The Company issued the following shares of its common stock (“Shares”) to an institutional and accredited investor (“Investor”) upon conversion of an aggregate amount of $1,000,000.63 principal amount of the Company’s unsecured convertible debentures owned by the Investor:

Date	Amount of Unsecured Convertible Debentures	Number of Shares of Common Stock Issued
8/02/04	$300,000.11	232,559
8/25/04 9/9/04	$300,000.44 $400,000.08	245,902 283,688
The issuances of the Shares of Common Stock listed above were made by the Company in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The resale of the Shares by the Investor is registered pursuant to a registration statement declared effective by the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1    —    Certification of Interim Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2    —    Certification of Acting Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	— Certification of Interim Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On September 10, 2004, Millennium Cell Inc. filed a Current Report on Form 8-K announcing it would participate in the Morgan Keegan & Company, Inc. 2004 Equity Conference in New Orleans. A copy of the investor presentation materials for the meetings was furnished as Exhibit 99.1 to the report.

On September 30, 2004, Millennium Cell Inc. filed a Current Report on Form 8-K announcing it had issued $4.0 million of unsecured convertible debentures to an accredited investor under the private placement agreement signed in February 2004.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

Exhibits 31.1, 31.2 and 32.1 to this Quarterly Report on Form 10-Q include Certifications of our Interim Chief Executive Officer and our Acting Chief Financial Officer.

The first two forms of Certification are required by Rule 13a-14 under the Exchange Act in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The Section 302 Certifications include references to an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of our Interim Chief Executive Officer and our Acting Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certifications), and contain additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud and related matters.

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
November 15, 2004

