Form 10-K
period 2004-12-31
MILLENNIUM CELL INC
filed 2005-03-21
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of March 1, 2005 was $75,763,788.

The number of shares outstanding of the registrant's common stock as of March 1, 2005 was 40,544,538.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 21, 2005 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2005 are incorporated by reference into Part III.

PART I

Item 1. Business.

General

We were formed as a Delaware limited liability company in 1998, organized and began operations on January 1, 1999 and converted into a Delaware corporation on April 25, 2000. Upon our initial public filing, our business focus was on commercialization of our technology in transportation and battery markets. Based upon the delay in commercialization of fuel cells and the cost of sodium borohydride, we re-directed our focus over the past 18 months to more attractive, near term markets. As a result, our current business focus is to develop hydrogen energy systems for use in portable electronic devices for the consumer, medical, military and industrial markets. These energy systems offer runtime, weight, safety and cost advantages versus existing battery solutions. We are developing this technology in partnership with corporate and government entities.

Our Energy Systems

Our energy systems provide a unique way to safely store and deliver hydrogen energy in a “battery” sized package. These systems utilize Millennium Cell’s proprietary Hydrogen on Demand® technology and provide what we believe to be an excellent value proposition for a number of high performance applications. In our system, the energy is stored in a sodium borohydride fuel blend, which in the presence of a catalyst releases hydrogen (stored energy). The fuel blends used in our energy systems are comprised of a combination of water, sodium borohydride and sodium hydroxide.

The hydrogen produced by our energy systems is converted into electricity by a fuel cell. A fuel cell transforms hydrogen and oxygen directly into electrical power and produces power as long as the hydrogen and oxygen are supplied to it. Our energy systems utilize fuel cartridges to recharge the fuel cell instantly on demand. Using multiple fuel cartridges, our customers’ devices can run as long as needed without the need for battery recharging or connection to an electrical wall outlet.

We do not manufacture fuel cells, but we procure them from public and private fuel cell suppliers and integrate them with our systems to develop power solutions for our customers. We find our outsourcing of the fuel cell supply to be advantageous as there are many potential suppliers of fuel cells to choose from, each with their own specialties. We choose the fuel cell with the most appropriate characteristics (i.e. size, power density, form factor) for each application to optimize the solution for our customers.

Business Strategy

Our primary business model is to license our technology to OEM’s and other product-focused entities so that they can manufacture systems to meet their specifications. We expect we may have to manufacture some of our systems initially at low volumes but we do not expect to continue manufacturing volume production longer term. We will also license our fuel cartridge technology to companies that are interested and able to distribute replacement cartridges in sufficient quantities and locales to meet mass market users’ needs.

To accomplish our objective of providing an attractive alternative to the batteries generally used to power portable electronic devices, a core part of our strategy is to partner with various fuel cell companies and to integrate our technology to form a complete power source solution for device manufacturers and consumers. In pursuit of this goal, we intend to partner with a number of fuel cell companies to provide optimized solutions that best meet our customers’ requirements in different market segments.

One key fuel cell partnership is with Protonex Technology Corporation. Millennium Cell and Protonex have entered into a joint development and licensing agreement that results in collaborative efforts towards military, industrial and medical market opportunities for a Protonex fuel cell and a Millennium Cell hydrogen energy system. In this agreement, Protonex has licensed Millennium Cell’s technology so that they can make and sell fuel cell systems. Millennium Cell is a sub-contractor to Protonex in the development of a 30-watt power source for the US Air Force Research Laboratory (“USAFRL”). The USAFRL is providing funding for our development activities through the Dual Use Science and Technology program. Millennium Cell and Protonex publicly demonstrated the initial prototype developed under this program at the Tactical Power Sources Symposium on January 31, 2005. We plan to continue product development towards a goal of providing products for field-testing by the USAFRL in 2006. We are also using this fuel cell system as a platform to enter the industrial and medical markets.

To accelerate the path towards product commercialization, we entered into a strategic relationship with The Dow Chemical Company (“Dow”) on February 27, 2005. Dow is a leader in science and technology, providing innovative chemical and plastic products and services to many essential consumer markets. With annual sales of $33 billion, Dow serves customers in more than 180 countries and a wide range of markets. In this three-year collaboration, the two companies will strive for the commercialization of Millennium Cell’s energy systems in key identified markets. Dow will supply necessary product design, chemical and material analysis, and product development resources necessary to create products that are successful for these markets. With successful achievement of defined milestones towards these goals, Dow will progressively increase its human resources, cash investment and equity ownership in Millennium Cell. Dow may also become a manufacturer and distributor of products such as fuel cartridges to serve these markets.

We are also working with the Peugeot Citroen and Gaz de France on a project to explore the use of sodium borohydride for on-board auxiliary power and to study the supply chain requirements of distributing sodium borohydride on a mass scale. In 2004, we successfully passed the gate for phase 1 of the work plan and are continuing to work on this funded effort to advance our technology in specialty transportation applications.

To investigate lower cost ways to manufacture sodium borohydride, we are executing on our multi-year program with the Department of Energy with Air Products and Chemicals as our subcontractor. Our goal for this work is to enable longer-term, cost-sensitive markets in parallel as we move down the path to commercialization in portable power markets.

During the fourth quarter of 2004, we began work with Concurrent Technologies and the Fuel Cell Test and Evaluation Center under the Common Core Power Production program. This program’s goal is to identify alternative power sources for use in military standby power, portable power and specialty transportation applications. This one-year program began in the fourth quarter of 2004.

Market Opportunity for Our Products

As portable electronic devices continue to become more advanced and look to offer greater capabilities and functionality, device manufacturers, service providers and consumers are seeking significantly increased and longer lasting power. Since we believe that batteries presently used in these devices are approaching their technological limits, the power gap that already exists between ever-increasing power demands of electronic applications and the amounts of power in the batteries will increase. We believe that our proprietary energy systems can bridge this gap. Rather than being an incremental improvement to current battery technology, our energy systems should provide a major technological leap as compared to battery technology in that our technology has greater energy density, weighs less and in many cases is more affordable.

Millennium Cell's products are being designed to significantly increase device run time compared to existing lithium-ion batteries using the same volume and less weight. Our technology eliminates the need to stay tied to an electrical wall outlet for recharging as well as providing for an instant recharge through the use of disposable fuel cartridges. Upon commercial success of our products, portable electronics devices will be "truly wireless", capable of going anywhere, anytime with no need to plug in or wait for a recharge.

Due to the scalability of our technology, we have the ability to address a number of significant markets without the need to develop alternative pathways to deliver the energy. Applications range from small (cellular phones, personal digital assistants, notebook PCs) to large (auxiliary power units, stationary power, automobiles), where the demands for volumetric energy density are particularly challenging. This is a substantial advantage over many competing energy technologies.

Target Markets

The initial markets we intend to address are the military and laptop computer segment of consumer electronics. The military is well known as a proving ground for new technologies and is facing problems for which we believe that our technology is well suited. Frost and Sullivan report that a profound problem facing the military today is the steady increase in energy demand driven by the power hungry new equipment used by soldiers.1  Such equipment includes laser-designators, chemical-biological sensors, uniform ventilators, exoskeleton enhancements, night vision systems and communication equipment. Considering the military’s 72-hour mission duration requirements, the capabilities of traditional batteries have been far exceeded. In our alliance with Protonex, we plan to offer an energy system that will have best in class runtime, reduced weight and lower cost. Each year, the military uses more than $150 million worth of batteries for such missions and this market is expected to continue growing as the soldiers of the future utilize more and, as reported by Frost and Sullivan, more high tech equipment. 1

1	Information courtesy of Frost and Sullivan.

We plan to use the products developed for the military with Protonex as a platform for entering medical and industrial markets, each of which has a diverse customer base with unique energy storage needs and challenges. The energy demand for portable medical and industrial equipment has also seen a sharp rise and shows no signs of leveling off. Driven by an aging population, an increase in decentralized care centers and a need for equipment and services closer to patients’ required point of treatment, the total battery market for medical equipment is approaching $500 million and continues to grow. 1  Defibrillators, vital sign monitors, infusion pumps and other portable equipment all need extended runtime and lighter energy sources.

In the laptop computer market, we are developing a hydrogen energy system with the goal of enabling all day operation, without the need for any recharging. We believe that Millennium Cell’s energy dense fuel cartridge together with a flat panel, passive fuel cell has the potential to reach this elusive target that traditional rechargeable batteries cannot approach. As Frost and Sullivan project, sales of rechargeable batteries approaching $1 billion in 2005 and annual growth of more than 10%, we believe that the laptop computer market is a prime target for our power systems.1   Within the next several years, laptop computer shipments are projected to overtake desktop shipments, further intensifying the demand for extended runtime solutions. In addition, we believe that the products being developed for the laptop market will be able to serve as a platform for entering other segments of the consumer electronics market such as handheld computers, personal digital assistants, cell phones, handheld game devices and other converged devices on the horizon.

Our Systems

Portable Power Source

Together with our fuel cell partner Protonex, we are developing a 30-watt power system for the U.S. Air Force to provide portable soldier power for the dismounted soldier on a 72-hour mission.  According to our research, compared with the lithium sulfur dioxide battery used today for this application, our solution is about 1/3 the weight and 1/3 the cost when analyzed over the course of 30 missions. Today, a soldier on a 72-hour mission needs to carry 13 batteries that weigh an aggregate of about 29 pounds. Our solution would be comprised of a fuel cell module accompanied by 5 fuel cartridges and would collectively weigh about 10 pounds. Additionally, there are features that fuel cell systems can offer that batteries cannot. Our system has the ability to monitor the amount of energy (run-time) remaining in the fuel cartridge at any given time. This is significant for a military operation as soldiers returning from missions with partially depleted batteries will often dispose of them in favor of a fresh battery when going on the next mission. This is a tremendous waste of energy and adds unnecessary cost.

We demonstrated this system at a major military conference in January 2005. We delivered this version of the system to the Air Force in February 2005 and will deliver the next generation system that will contain a higher amount of energy and have increased robustness later in 2005.

We expect that the system developed with Protonex will provide a scalable platform from which to introduce our hydrogen energy systems in the commercial medical and industrial markets. We believe that these solutions will provide a lighter-weight, longer run-time power option desired by these markets as well.

Laptop Computer Power Source

The “power gap” between what battery technology can provide versus what portable electronic devices require is growing rapidly in the consumer electronics market as well. We believe our technology is the key to offering the promise of a full day of computing time. Our hydrogen energy systems provide a major technological leap as compared to battery technology in terms of energy density, lightweight operation and in many cases affordability. Even more exciting, our solutions can fit inside the compartment typically used to hold a battery. Direct methanol fuel cells, another technology competing for this market, have been unable to fit their systems into this space.

Our current prototype incorporates our fuel cartridge and a partner’s fuel cell to produce a system that has the potential to provide a full day of runtime. We are developing our disposable, one time use hydrogen fuel cartridge to fit in the battery cavity and the flat panel fuel cell to be integrated into the personal computer on the back of the LCD screen. Our proof-of-concept prototype system operates a laptop personal computer for three continuous hours at nominal and peak loads. Later in 2005, we intend to reach over six hours of runtime in a single hydrogen fuel cartridge. Our goal with this system is to demonstrate to OEM’s that our systems are ready to be considered for design into their devices.

1	Information courtesy of Frost and Sullivan.

We demonstrated these energy systems at the Intel Developers Forum in September 2004 and again in March 2005 to expose our technology to OEM’s and other interested parties and show them that we have a path to deliver a full day of run time to their devices within the required space. We have been very encouraged by the feedback we have received at these shows and we are working to secure commitments from OEM’s to design-in our energy systems to power their devices.

Fuel Distribution and Infrastructure

We intend to evolve the fueling and refueling supply chain for our energy systems based on customer need and convenience. Today, consumer electronic device power requirements are satisfied by the purchase of self-contained solid-state disposable batteries and rechargeable battery systems. In the future, we expect that our supply chain will be similar to that used by disposable batteries today. This is different from the transportation market which would require more extensive changes including retrofitting of existing service stations and recycling of spent fuel in regional centers. Millennium Cell's energy systems are designed to integrate well with diverse customer fueling requirements because of the unique safety and convenience in storing, transporting, distributing, and using the sodium borohydride fuel.

The key to our energy systems is our sodium borohydride fuel blends. Our fuel is safe and non-flammable when handled appropriately. Our fuel can be shipped dry or as a liquid and we expect a number of different system options to be available which will be suited to our customers needs. We are currently working on obtaining the required approvals from the United Nations and related regulatory organizations but we expect that our fuel will be compatible with everyday use on all forms of transportation.

Research and Development

We are aggressively working on programs with the U.S. Department of Energy (“DOE”) and with Air Products and Chemicals, a major producer of hydrogen, to reduce the cost of sodium borohydride. Reducing the cost of manufacturing sodium borohydride through a reduction in raw materials costs or process costs is important to the Company’s longer-term vision of using our Hydrogen on Demand technology to power larger, continuous use applications such as transportation. In order to compete with liquid fuels such as gasoline or diesel on a cost basis, we will need to substantially lower the cost of our fuel. We have already made progress in these programs and we continue to work with the DOE and Air Products to complete this important work. This three-year program began in the fourth quarter of 2003 and provides funding to Millennium Cell of $3.6 million.

Intellectual Property Rights

Our hydrogen energy systems are the culmination of work reflected in more than 30 patents (either granted or in application) that collectively provide us with a leading position in the system and fuel blend technology used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.

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

There are companies who claim to be working on the generation of hydrogen or electricity from sodium borohydride. We believe we have a leading intellectual property position in these areas. We actively monitor competitive activity and will enforce our patent rights to the fullest extent.

Competition

We expect our products to compete with power systems that utilize both direct and indirect energy conversion methods. Direct conversion may involve fuels such as methanol, ethanol and sodium borohydride that are converted into electrons through a direct fuel cell system. The indirect method of energy conversion is to generate hydrogen and convert it to electricity through a fuel cell in a two-step process. This is the method utilized by Millennium Cell’s Hydrogen on Demand technology. There are competing solutions which also use an indirect method based on another fuel such as methanol. Our primary competitors are companies developing small fuel cells for the portable electronics market such as MTI Micro Fuel Cells and Medis Technologies.

We believe other large electronic device companies may also be developing fuel cells based on competing fuel sources for the portable electronics market. Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation have all publicly disclosed information about their fuel cell development programs. Toshiba, Hitachi and other Japanese corporations have announced their intention to unify the technical standards for micro fuel cells powered by methanol that they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are also developing fuel cells and competing fuel sources for portable electronic devices.

We also expect indirect competition from companies who manufacture and design existing battery products (both chargeable and rechargeable). Existing battery products are the incumbent solution with the significant advantage of having commercially available products today. These companies are continuously investing in marketing and further research and development to improve their existing products and explore alternative technologies.

We expect products using our energy systems to compete on the basis of reduced volume and weight, increased length of operating time, greater convenience and lower cost.

Raw Materials

Sodium borohydride is manufactured from a base material called borax. There are approximately 600 million metric tons of borax raw materials worldwide, and the United States is among the largest holders of borax reserves in the world. Borax is most commonly found in dried lakes or sea beds, and it is mined at the surface using drag lines, whereby buckets are continuously dragged across the ground scraping borax from the surface. Currently, a limited number of manufacturers make sodium borohydride as a specialty chemical. Despite the great quantities of reserves and current annual production of borax, there are few commercial applications that require sodium borohydride today. The most common application for sodium borohydride is for use as a bleaching agent in the paper industry. Up until now, the relatively limited commercial uses of sodium borohydride have allowed manufacturing to continue using technology from the early 1950s.

In as much as we intend to focus primarily on research and development, and not on large scale manufacturing, we do not believe that our costs to comply with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on our capital expenditures, earnings or competitive position.

Human Resources

As of February 14, 2005, we had a total staff of 32 employees, of which 19 are scientists, engineers and other professionals. We expect to hire a few employees in business development and product development functions during 2005.

Investment Considerations

Our business, the results of operations and the trading price of our common stock could be harmed by any of the following factors:

Company Risk Factors

•
We are a development stage company, and have only been in business for a short time. In addition, many aspects of our business plan rest on beliefs formed by our management and have not necessarily been supported by independent sources. As a result, there is a limited basis of evaluation of the Company.

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

•
We may not be able to enter into agreements with collaborators and strategic partners and, if we do enter into agreements with collaborators and strategic partners, we or our collaborators and strategic partners may fail to perform under such agreements.

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

•	Our hydrogen generation systems may only be commercially viable as a component of other companies’ products and these companies may choose not to include our systems in their products.

•	Any perceived problem while conducting demonstrations of our technology could hurt our reputation and the reputation of our products, which would impede the development of our business.

•
Some of the raw materials that the hydrogen generation systems use are expensive and are not manufactured in large quantities and sell at high margin. Therefore, the energy produced by our systems may cost more than energy provided through conventional and alternative systems. Accordingly, our systems may be less attractive to potential users.

•	If we cannot develop and demonstrate lower cost processes for the manufacture of sodium borohydride, our commercialization plans may be hindered.

•	If we don’t raise additional capital into 2006, we won’t be able to fulfill our business plan and the development of our business will be adversely affected.

Risks Relating to Owning Our Securities

•
A substantial number of shares of our common stock have been, and are expected in the near future to be, registered for resale in connection with the issuance of common stock to private investors and the issuance of our common stock after conversion of outstanding debentures and exercise of outstanding warrants. Resale of a significant number of shares into the public markets could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future.

•
Our debentures are subject to a number of restrictive covenants, including a requirement that our common stock remain listed on a National Exchange. If we are unable to maintain a listing on either the NASDAQ National Market or NASDAQ SmallCap Market, the debentures may be called by the holders. Furthermore, if the NASDAQ National Market or SmallCap listing is not maintained, our stockholders might find it more difficult to liquidate their investment.

•
We may be required to issue more shares of common stock to the holders of the debentures and the warrants as a result of the anti-dilution provisions of the debentures and the warrants. In addition, subject to the satisfaction of numerous conditions, we have the right to force conversion of the unsecured debentures at a discount to current market prices. Sales of substantial amounts of common stock could reduce the market price for our common stock and make it more difficult for our stockholders to sell their shares.

•	Failure to comply with certain financial conditions under the terms of the unsecured convertible debentures could result in an event of default under the unsecured convertible debentures.

•	We do not intend to pay any dividends on our common stock.

•
We will need future capital to complete our product development and commercialization plans. If we are able to raise additional capital, it may dilute the ownership of our stockholders or restrict our ability to run our business.

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

•	We are dependent on government contracts which is important to the implementation of our commercialization plans.

•	Failure to meet cost or performance goals with potential customers could delay or impede commercialization of our technology.

•	Any accidents involving our products or the raw materials used in our products could impair their market acceptance.

•	We will continue to face intense competition from alternative power technologies and may be unable to compete successfully.

•
We depend on our intellectual property and may not be able to protect the rights to that intellectual property. Our failure to protect this intellectual property could adversely affect our future growth and success.

•	Our future plans could be adversely affected if we are unable to attract or retain key personnel.

Industry Risk Factors

•	A mass market for fuel cells, hydrogen generation systems or batteries may never develop or may take longer to develop than we anticipate.

•
Changes in environmental policies could result in automobile manufacturers abandoning their interest in fuel cell powered vehicles. This may lessen the market for our products and harm the development of our business.

•	Since zero emission vehicle requirements can be met without using fuel cells, automobile manufacturers may use other technologies to meet regulatory requirements.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission’s public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549, 233 Broadway, New York, New York 10279, and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661- 2511. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission’s Website at “http://www.sec.gov.” We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request.

We maintain a Website at “http://www.MillenniumCell.com” (this is not a hyperlink, you must visit this website through an Internet browser). Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Item 2. Properties.

Our principal offices are located at 1 Industrial Way West, Eatontown, New Jersey 07724, currently occupying 32,500 square feet. Our amended lease will expire in 2008, with five and three year options to renew through 2016. We believe that the current facilities will be sufficient for our operations in the foreseeable future.

Item 3. Legal Proceedings.

We are not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of our business that would, if determined adversely to us, have a material adverse effect on our business and operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market For The Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price And Dividend Information

Price Range of Common Stock

Our common stock is traded on the NASDAQ SmallCap Market under the symbol "MCEL". The following table sets forth the high and low closing bid prices for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Fiscal Year Ending December 31, 2004
Fourth quarter	$1.39	$0.81
Third quarter	$1.90	$1.21
Second quarter	$2.65	$1.71
First quarter	$3.00	$1.77

Fiscal Year Ending December 31, 2003
Fourth quarter	$3.40	$2.31
Third quarter	$3.95	$1.62
Second quarter	$2.08	$1.50
First quarter	$2.50	$1.53

As of March 1, 2005, there were approximately 286 holders of record of our common stock. The closing bid price of our common stock on March 1, 2005 was $2.17 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future.

Payment of future cash dividends on our common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Sales of Unregistered Securities

In the fourth quarter of 2004, we converted $600,000 of unsecured convertible debentures into 698,053 shares of common stock. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Item 6. Selected Financial Data.

The following table presents selected historical financial data for the twelve months ended December 31, 2004, 2003, 2002, 2001 and 2000. Our selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Form 10-K.

	Twelve	Twelve	Twelve	Twelve	Twelve
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Cumulative Amounts
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000	From Inception
Statement of Operations Data:
Revenue	$198,474	$466,859	$719,392	$—	$—	$1,384,725
Cost of revenue	198,474	409,449	690,059	—	—	1,297,982
Gross margin	—	57,410	29,333	—	—	86,743
Product development and marketing	3,396,469	5,294,419	5,788,315	5,513,172	—	19,992,375
General and administrative	4,262,066	3,835,873	4,052,943	4,726,543	3,173,393	20,215,771
Restructuring expense	—	—	104,982	—	—	104,982
Non-cash charges	796,286	2,164,634	4,148,251	7,341,461	10,785,381	25,236,013
Depreciation and amortization	516,172	681,358	710,975	473,031	256,820	2,695,363
Research and development	474,609	1,020,102	1,515,376	2,624,823	2,131,684	8,586,722
Total operating expenses	9,445,602	12,996,386	16,320,842	20,679,030	16,347,278	76,831,226
Loss from operations	(9,445,602)	(12,938,976)	(16,291,509)	(20,679,030)	(16,347,278)	(76,744,483)
Interest income (expense), net	(1,770,102)	(2,897,077)	300,299	1,226,701	678,194	(2,451,174)
Equity in losses of affiliate	—	(488,364)	(367,714)	—	—	(856,078)
Loss before income taxes	(11,215,704)	(16,324,417)	(16,358,924)	(19,452,329)	(15,669,084)	(80,051,735)
Benefit from income taxes	410,726	221,480	234,963	—	—	867,169
Net loss	(10,804,978)	(16,102,937)	(16,123,961)	(19,452,329)	(15,669,084)	(79,184,566)
Preferred stock amortization	—	—	—	—	2,150,881	2,150,881
Net loss applicable to common stockholders	$(10,804,978)	$(16,102,937)	$(16,123,961)	$(19,452,329)	$(17,819,965)	$(81,335,447)
Loss per share — basic and diluted	$(.29)	$(.51)	$(.58)	$(.71)	$(.69)	$(2.83)

	December 31,	December 31,
	2004	2003
Balance Sheet Data:
Total assets	$13,305,998	$10,984,672
Secured debentures (long term)	$—	$2,399,988
Refundable grant obligation	$177,174	$187,266
Capital lease obligation	$2,669	$31,909

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Millennium Cell Inc. (“Millennium Cell”), and its wholly-owned, presently inactive subsidiary, MCE Ventures LLC.

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as "plan," "believe," "expect," "anticipate," "intend" or similar expressions, we are making forward-looking statements. You should not rely on forward-looking statements because they are subject to a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from those indicated. Please note that we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of our hydrogen fuel storage and delivery system; (ii) the cost and commercial availability of the quantities of raw materials required by our hydrogen fuel storage and delivery systems; (iii) competition from current, improving and alternative power technologies; (iv) our ability to raise capital at the times, in the amounts and at the costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery system and our business plan; (v) our ability to protect our intellectual property; (vi) our ability to achieve budgeted revenue and expense amounts; (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology; (viii) our ability to enter into agreements with collaborators and strategic partners and the failure of our collaborators and strategic partners to perform under their agreements with us; (ix) our ability to generate design, engineering, or management services revenue opportunities in the hydrogen generation or fuel cell markets; (x) our ability to secure government funding of our research and development and technology demonstration projects; and (xi) other factors discussed herein under the caption "Investment Considerations" and other factors detailed from time to time in our filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K.

General

We were formed as a Delaware limited liability company on December 17, 1998, and organized and began operations on January 1, 1999 (inception date). We were converted into a Delaware corporation on April 25, 2000 when all of the outstanding equity interests of the limited liability company were converted into shares of common stock of the corporation. Unless otherwise indicated, all information that we present in this Annual Report for any date or period gives effect to the conversion as if it had occurred on that date or as of the beginning of that period and all references to common stock for periods before the conversion mean our issued and outstanding membership interests.

Overview

We are engaged in the development of next-generation hydrogen energy systems for use primarily in portable electronic devices for the consumer, medical, military and industrial markets. We are developing this technology in partnership with corporate and government entities. Hydrogen on Demand® is the trademarked name for our proprietary hydrogen energy storage and delivery technology. Our technology is based on the culmination of work reflected in more than 30 patents (either granted or in application) that collectively provide us with a leading position in the system and fuel blend technology used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.

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

Results of Operations

Year Ended December 31, 2004 versus 2003

Revenues. We recorded $198,474 of revenues during the year ended December 31, 2004 compared with revenues of $466,859 in 2003. The decrease was mainly attributable to engineering and design services under a short-term contract that was performed during 2003 that were non-recurring in the current year. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. We recorded cost of revenues of $198,474 during the year ended December 31, 2004, down from $409,449 for the year ended December 31, 2003. The decline in cost of revenue was attributable to fewer sales of large prototype systems and services to the transportation markets and more sales of smaller systems designed for the consumer electronics market.

Product Development and Marketing Expense. Product development and marketing expenses for the year ended December 31, 2004 were $3,396,469 compared to $5,294,419 for the year ended December 31, 2003, a decrease of $1,897,950. This decrease is mostly attributable to ongoing cost reduction activities and our cost shared development program as a subcontractor to Protonex for the U.S. Air Force. Under this program, one half of our incurred costs are reimbursed and recorded as reductions to operating expense. This program began during the second quarter of 2004.

General and Administrative Expense. General and administrative expenses were $4,262,066 for the year ended December 31, 2004 compared to $3,835,873 for the year ended December 31, 2003, an increase of $426,193. The increase was driven mainly by the accrual of separation costs of approximately $591,000 as a result of the resignation of our previous President and Chief Executive Officer in March 2004. The separation costs were comprised of salary, benefits and other costs in satisfaction of his employment contract. The remaining costs will be paid according to the following schedule:

2005	$278,632
2006	31,789
2007	7,947
Total	$318,368

The unfavorable effect of the separation costs was mostly offset by the impact of ongoing cost reduction programs, including headcount reductions made early in 2004, and the recovery of indirect costs under U.S. government funded cost share programs which began in 2004.

Non-cash Charges. Non-cash charges were $796,286 for the year ended December 31, 2004 as compared to $2,164,634 for the year ended December 31, 2003, a decrease of $1,368,348. The decrease was mostly attributable to the completion of vesting in 2003 of below market value options issued to employees during 2000.

Depreciation and Amortization. Depreciation and amortization was $516,172 for the year ended December 31, 2004 compared to $681,358 for the year ended December 31, 2003, a decrease of $165,186. This was attributable to more assets becoming fully depreciated in fiscal 2004 than were added during the year.

Research and Development Expense. Research and development expenses were $474,609 for the year ended December 31, 2004 compared to $1,020,102 for the year ended December 31, 2003, a decrease of $545,493. The decrease is mainly attributable to the reimbursement of expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride. This program reimburses us for 80% of our qualifying costs under the program.

Interest Expense. Net interest expense was $1,770,102 for the year ended December 31, 2004 compared to interest expense of $2,897,077 for the year ended December 31, 2003, a decrease of $1,126,975. The decrease was attributable to the issuance and subsequent conversion of the debentures issued in December 2002 and January 2003 through a private placement financing. As the unsecured debentures were converted into common shares, the pro rata portion of the discount and charges related to the beneficial conversion features was recorded as interest expense. During fiscal 2004, approximately $5.3 million of the debentures issued in the private placement financing had been converted to common stock as compared to $11.3 million in fiscal 2003.

The components of interest expense were as follows for the years ended December 31, 2004 and 2003 (in millions):

	2004	2003
Beneficial conversion feature (BCF)	$0.5	$1.4
Amortization of debt discount	0.8	0.9
Amortization of debt issue costs	0.4	0.6
Other interest, net	0.1	0.0
Total Interest Expense	$1.8	$2.9

Benefit from Income Taxes. Benefit from income taxes was $410,726 for the year ended December 31, 2004 as compared to $221,480 in 2003. This income was derived from our participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain companies to transfer New Jersey net operating losses to other companies. This program, if continued by the state in future years, may provide us with similar cash inflows each year if we continue to incur net operating losses.

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

Restructuring Expense. There was no restructuring expense in 2003. Restructuring expense was $104,982 for the year ended December 31, 2002. During the second quarter of 2002, we incurred and paid restructuring expenses primarily for severance costs related to 14 employee separations.

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

The components of interest expense were as follows for the year ended December 31, 2003 (in millions):

Beneficial conversion feature (BCF)	$1.4
Amortization of debt discount	0.9
Amortization of debt issue costs	0.6
Total Interest Expense	$2.9

Equity in Losses of Affiliate. In July 2002, we agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). During the period from July 2002 to June 2003, we directly and indirectly provided limited funding for its proportionate share of the Affiliate’s operating expenses. As of June 30, 2003, we had written off its Investment in Affiliate on the balance sheet and determined the fair value of the investment was zero. During the third quarter of 2003, we decided to abandon our interest in the Affiliate. No gain or loss was recognized upon this event.

Benefit from Income Taxes. Benefit from income taxes was $221,480 for the year ended December 31, 2003 as compared to $234,963 in 2002. This income was derived from our participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain companies to transfer New Jersey net operating losses to other companies. This program, if continued by the state in future years, may provide us with similar cash inflows if we continue to have NOL’s.

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1.25 million of membership interests in Millennium Cell LLC for cash, which subsequently were converted into shares of our common stock as of April 25, 2000. We also received a capital contribution of $0.5 million in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a new private placement transaction.

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

On November 8, 2002, we agreed with Ballard that the product development milestones had been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in our company in the form of secured convertible debentures with a maturity date of November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. We will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event we initiate the conversion. As part of the purchase agreement we entered into with Ballard, Ballard retains the option to license the non-exclusive right to manufacture and sell products with our Hydrogen on Demand® technology for specific portable fuel cell products and stationary internal combustion engine generators.

Private Placement Transactions

During 2002, 2003 and 2004, we entered into a series of private placement financing transactions with three different institutional and accredited investors pursuant to the terms of separate securities purchase agreements among the Company and the purchasers. The private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placements collectively raised $26.0 million dollars through the sale of $4.0 million in common stock and the issuance of $22.0 million in convertible debentures. As of December 31, 2004, approximately $16.6 million of debentures had been converted into 8,630,035 shares of common stock and $5.4 million of unsecured debentures remain outstanding. See Note 11 of the notes to financial statements for more information about the private placement transactions.

Subsequent Events

On February 27, 2005, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with The Dow Chemical Company (“Dow”). The Stock Purchase Agreement represents the first step of a proposed joint development arrangement (the “Agreements”) with Dow. It is required in the joint development agreement, that our stockholders approve the issuance of securities to the extent that such issuance, on an as converted, as exercised basis, is equal to 19.9% or more of the outstanding common stock of voting power of the Company. We intend to solicit such shareholder approval during our 2005 Annual Meeting of Stockholders to be held on April 21, 2005.

The purpose of the Agreements is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The Joint Development Agreement has a three-year term and Dow may terminate the Joint Development Agreement if milestones are not met and under certain other conditions. The Joint Development Agreement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on portable and/or consumer electronics applications. Achievement of milestones in either portable or consumer electronics applications will be sufficient to trigger equity transactions at Dow’s option to purchase $1.25 million of our preferred stock. For more information regarding this transaction, see our Current Report on Form 8-K filed on February 28, 2005.

During the first quarter of 2005, we converted 3.4 million of debentures into 1,954,331 shares of our common stock.

Sources and Uses of Cash

As of December 31, 2004, we had $8,217,840 in cash and cash equivalents and restricted cash of $3,035,021. Cash used in operations totaled $7,271,861, $9,856,825 and $11,388,768 in 2004, 2003 and 2002, respectively, and related to funding our net operating losses. The restricted cash comprised $2.4 million of cash used for collateral in connection with Ballard's strategic investment in Millennium Cell and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with our amended lease agreement for our facility. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

Investing activities provided/(used) cash of $(180,284), $(441,281) and $7,037,933 in 2004, 2003 and 2002, respectively. Investing activities in 2004 and 2003 consisted of an investment in equipment and patent registration costs. In 2002, investment activities consisted mainly of maturities of investments in high-grade government bonds and bank certificates of deposit and purchases of laboratory equipment necessary for the continuation of our research and development activities. We intend to continue to register, pursue and defend patents on our technology.

Commitments and Contingencies

In April 2001, we amended our main operating lease for our facility to provide for additional space for our principal operating offices and laboratories. Since November 2001, we have occupied all facilities contemplated in the lease agreement. The amended lease will expire in 2008 and contains options to renew for an additional 8 years and will require us to pay our allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments excluding estimated allocated taxes and maintenance under the amended operating leases are noted below:

Rent expense under the operating lease was approximately $640,523, $546,710 and $507,310 for the years ended December 31, 2004, 2003, and 2002, respectively.

In connection with the amended lease agreement, we issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. We collateralized the letter of credit with a portion of our cash and classified the letter of credit as Restricted Cash. The funds used for collateral will not be available for use in operations.

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in June 2001, escalating from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2004, we have repaid approximately $21,000 and an additional $28,766 is due to be paid in 2005.

The Contractual Obligations discussed above is outlined in the following table:

	Payment due in fiscal years
Contractual Obligations	Total	2005	2006	2007	2008	2009

Operating lease - Facility	$1,896,880	$484,310	$484,310	$484,310	$443,950	$—
Refundable grant obligation	205,940	28,766	—	—	—	177,174
Capital lease obligations	39,705	37,036	2,669	—	—	—
Convertible secured debentures	2,399,988	2,399,988	—	—	—	—
Convertible unsecured debentures	5,137,335	5,137,335	—	—	—	—
Accrued severance	318,368	318,368	—	—	—	—
Total	$9,998,216	$8,405,803	$486,979	$484,310	$443,950	$177,174

We received net proceeds from the sale of New Jersey net operating losses (NOL’s) in conjunction with the New Jersey Emerging Technology and Biotechnology Financial Assistance Program of $410,726, $221,480 and $234,963 in 2004, 2003 and 2002, respectively. This program allows certain companies to apply to transfer New Jersey NOL’s to other companies. This program, if continued by the state in future years, may provide us with similar cash inflows if we continue to incur NOL’s.

We believe that our current cash and cash equivalents and projected cash generated from our operations and cost sharing agreements will be sufficient to fund our operations into the first half of 2006. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot be assured that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Revenue Recognition

Our near term revenues will be derived substantially from contracts that require the Company to deliver hydrogen generation technology, management services, system design and prototype systems and licensing of technology for test and evaluation. We anticipate that revenues will be recognized in the period in which the technology is delivered or licensed revenue is earned.

Convertible Debt

We account for the issuance and conversion of convertible debt in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". As a result, we have and will record original issue discounts to the extent the fair value of the debt is below the face value of the instrument and amortize the discount over the life of the instrument. To the extent conversions of debt into common stock are made prior to the maturity date of the instrument, we will record as interest expense a ratable proportion of the discount associated with the face value of the debt converted.

We account for issuances of convertible debt in accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"). As a result of certain conversion price discounts included within our outstanding debt instruments, we will record interest expense resulting from BCFs as described under the caption "Liquidity and Capital Resources" above.

Stock Options

We have recorded non-cash charges in 2004, 2003 and 2002 of the fair value of warrants issued to certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges we will incur related to these warrants.

We also record non-cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts. As of June 30, 2003, all of these options were vested.

We also disclose pro forma information regarding net income and earnings per share that is required by SFAS No. 148. This information is required to be determined as if we had accounted for its employee stock options under the fair value method of that statement. We have estimated the fair value of options granted for the fiscal years ended December 31, 2004, 2003 and 2002 at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in 2004, 2003 and 2002 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for fiscal 2004, 2003 and 2002, are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future years.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options if they are issued at the fair market value of common stock at the date of the grant. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS 123, please see the discussion under the heading “Stock Based Compensation” in Note 1 to our Consolidated Financial Statements. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Their conclusion was that beginning with reporting periods ending after December 15, 2004 (i) contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, "Earnings Per Share," regardless of the contingent features included in the instrument, and (ii) prior period earnings per share would have to be restated. Our secured and unsecured convertible debentures are contingently convertible debt instruments that are potentially convertible into approximately 3.7 million shares of common stock. With the ratification of EITF Issue No. 04-8, we were required to include such potentially issuable shares, if dilutive, in its diluted earnings per share calculation beginning with the fourth quarter 2004 reporting period. We did not have to restate our prior period earnings per share since the issuable shares would have been anti-dilutive.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our interim Chief Executive Officer and our Acting Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

(b) Changes in Internal Controls.

During the fourth quarter of fiscal 2004, the Company added another position in the finance department to improve segregation of duties and the financial statement close process. There have not been any other significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding Section 16(a) compliance, the Audit Committee, our Code of Conduct and background of the directors appearing under the captions “Election of Directors,” “Common Stock Ownership of Principal Stockholders and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 annual meeting of stockholders is hereby incorporated by reference.

Item 11. Executive Compensation.

Information regarding executive compensation appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2005 annual meeting is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Executive Compensation” in the 2005 Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 annual meeting of shareholders is hereby incorporated by reference.

Item 14. Principal Accountant Fees & Services.

Information appearing under the captions “Fees Paid to the Company’s Auditors” in the 2005 Proxy Statement is hereby incorporated by reference.

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

Exhibit No.		Description

3.5†	—	Certificate of Amendment of Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on May 13, 2002)

4.1†	—	Specimen stock certificate representing the Registrant's Common Stock (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

4.2†	—	First Warrant to Purchase 224,014 shares of Common stock dated June 19, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 26, 2002)

4.3†	—	First Warrant to Purchase 44,803 shares of Common Stock dated June 19, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 26, 2002)

4.4.1†	—	Closing Warrant No. 1 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.1 to the Annual Report on Form 10-K filed on March 17, 2003)

4.5.2†	—	Closing Warrant No. 2 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.2 to the Annual Report on Form 10-K filed on March 17, 2003)

4.6†	—	First Warrant to purchase 242,678 shares of Common Stock dated December 26, 2002 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on March 17, 2003)

4.7†	—	Second Warrant to purchase 589,376 shares of Common Stock dated January 30, 2003 (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed on March 17, 2003)

4.8†	—	Secured Convertible Debenture issued to Ballard Power Systems, Inc. (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q filed on November 14, 2002)

4.9†	—
Letter Amendment to Unsecured Convertible Debenture and Secured Convertible Debenture dated April 22, 2003 (incorporated by reference to Exhibit No. 4.10.3 to Registration Statement No. 333-105582 on Form S-3 filed on May 27, 2003)

4.10†	—	Unsecured Convertible Debenture No. 1 in aggregate principal amount of $6 million dated February 17, 2004 (incorporated by reference to Exhibit 4.1 on Form 8-K filed on September 30, 2004)

4.11†	—	Unsecured Convertible Debenture No. 2 in aggregate principal amount of $4 million dated September 30, 2004 (incorporated by reference to Exhibit 4.1 on Form 8-K filed on September 30, 2004)

10.1†	—
Agreement for Recoverable Grant Award, dated as of April 1999, by and between State of New Jersey Commission on Science and Technology and Millennium Cell LLC (incorporated by reference to Exhibit the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.2†	—
Amended and Restated Millennium Cell Inc. 2000 Stock Option Plan, Amended effective December 1, 2001 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 25, 2002)

10.3†	—	Securities Purchase Agreement dated as of June 19, 2002 between the Company and the Purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 26, 2002)

10.4†	—	Registration Rights Agreement dated as of June 19, 2002 between the Company and the Purchasers (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on June 26, 2002)

10.5†	—
Securities Purchase Agreement dated as of October 31, 2002 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-101061 on Form S-3 filed on November 7, 2002)

10.6†	—
Registration Rights Agreement dated as of October 31, 2002 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-101061 on Form S-3 filed on November 7, 2002)

10.7†	—
Securities Purchase Agreement dated as of November 8, 2002 Company and Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2002)

10.8†	—
Registration Rights Agreement dated as of November 8, 2002 between the Company and Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on November 14, 2002)

10.9†	—
Continuing Letter of Credit Agreement dated January 30, 2003 between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to Registration Statement No. 333-103104 on Form S-3 filed February 11, 2003)

10.10†	—
Security Agreement dated January 30, 2003 between the Company and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registration Statement No. 333-103104 on Form S-3 filed on February 11, 2003)

Exhibit No.		Description

10.11†	—	Letter of Credit securing $8.5 million Secured Convertible Debentures (incorporated by reference to Exhibit 10.23 to the Registration Statement No. 333-103104 on Form S-3 filed on February 11, 2003)

10.12†	—
Continuing Letter of Credit Agreement dated November 8, 2002 between the Company and Wachovia Bank, National Association relating to the Secured Convertible Debentures issued to Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on March 17, 2003)

10.13†	—
Security Agreement dated November 8, 2002 between the Company and Wachovia Bank, National Association relating to the Secured Convertible Debentures issued to Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on March 17, 2003)

10.14†	—
Letter of Credit securing $2.4 million Secured Convertible Debentures issued for the benefit of Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on March 17, 2003)

10.15†	—
Change-in-Control Agreement between the Company and Adam P. Briggs dated as of January 1, 2003 and Schedule of Other Change-in-Control Agreements. (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on March 17, 2003)

10.16†	—
Securities Purchase Agreement dated as of January 16, 2004 between the Company and the purchaser named therein. (incorporated by reference to Exhibit 10.24 to Registration Statement No. 333-112519 on Form S-3 filed on February 5, 2004)

10.17†	—
Registration Rights Agreement dated as of January 16, 2004 between the Company and the purchaser named therein. (incorporated by reference to Exhibit 10.25 to Registration Statement No. 333-112519 on Form S-3 filed on February 5, 2004)

10.18†	—	Employment Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 28, 2004)

10.19†	—	Restricted Stock Grant Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.2 on Form 8-K filed on July 28, 2004)

10.20†	—	Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and DKRW Energy LLC. (incorporated by reference to Exhibit 10.3 on Form 8-K filed on July 28, 2004)

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification of Interim Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Acting Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer and Acting Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

† Previously filed.
* Filed herewith.

The Company will furnish, without charge, to a security holder upon request a copy of the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.

(b) Reports on Form 8-K

The following reports were filed under Form 8-K during the last quarter of the period covered by this report:

Date Filed or
Furnished	Item No.	Description

October 14, 2004	Item 3.01	Millennium Cell Inc. (the “Company”) received notification from The Nasdaq Stock Market (“Nasdaq”) that it no longer met the listing requirements for listing on the Nasdaq National Market.*

December 17, 2004	Item 9.01
Millennium Cell Inc. (the “Company”) received notification from The Nasdaq Stock Market (“Nasdaq”) that Nasdaq had approved the Company’s application to transfer the listing of the Company’s shares of common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.*

*This furnished 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CELL INC.

Date: March 21, 2005	By:	/s/ H. DAVID RAMM

H. David Ramm President, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. DAVID RAMM	Interim President, Chief Executive Officer, and Director	March 21, 2005
H. David Ramm

/s/ JOHN D. GIOLLI	Vice-President, Finance and Acting Chief Financial Officer	March 21, 2005
John D. Giolli

/s/ G. CHRIS ANDERSEN	Director	March 21, 2005
G. Chris Andersen

/s/ KENNETH R. BAKER	Director	March 21, 2005
Kenneth R. Baker

/s/ ALEXANDER MACLACHLAN	Director	March 21, 2005
Alexander MacLachlan

/s/ PETER A. MCGUIGAN	Director	March 21, 2005
Peter A. McGuigan

/s/ ZOLTAN MERSZEI	Director	March 21, 2005
Zoltan Merszei

/s/ JAMES L. RAWLINGS	Director	March 21, 2005
James L. Rawlings

/s/ RICHARD L. SANDOR	Director	March 21, 2005
Richard L. Sandor

/s/ JOHN R. WALLACE	Director	March 21, 2005
John R. Wallace

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Millennium Cell Inc.

We have audited the accompanying consolidated balance sheets of Millennium Cell Inc. (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended, and for the period January 1, 1999 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Cell Inc. at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years then ended, and for the period January 1, 1999 (inception) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
February 11, 2005

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$8,217,840	$6,004,173
Accounts receivable- Trade	73,474	41,244
Accounts receivable - Other	372,776	—
Prepaid expenses	261,467	265,459
Deferred financing costs	97,366	22,663
Total current assets	9,022,923	6,333,539

Property and equipment, net	663,576	1,009,514
Patents and licenses, net	538,802	597,564
Restricted cash	3,035,021	2,998,379
Security deposits	45,676	45,676
	$13,305,998	$10,984,672

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$282,586	$272,143
Accrued expenses	593,698	389,464
Accrued separation costs	318,368	—
Short-term portion of capital lease obligation	37,036	37,036
Short-term portion of refundable grant obligation	28,766	18,675
Deferred compensation	65,037	32,315
Convertible secured debentures	2,399,988	—
Convertible unsecured debentures	5,137,335	684,791
Deferred income	85,000	—
Total current liabilities	8,947,814	1,434,424

Convertible unsecured debentures	—	—
Convertible secured debentures	—	2,399,988
Refundable grant obligation	177,174	187,266
Capital lease obligation	2,669	31,909

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 70,000,000 shares and 39,113,963 and 35,029,052 shares issued and outstanding as of December 31, 2004 and 2003, respectively	39,114	35,029
Additional paid-in capital	85,663,479	77,784,952
Deferred compensation	(188,805)	(358,427)
Deficit accumulated during development stage	(81,335,447)	(70,530,469)
Total stockholders' equity	4,178,341	6,931,085
	$13,305,998	$10,984,672

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Twelve Months	Twelve Months	Cumulative
	Ended	Ended	Ended	Amounts
	December 31, 2004	December 31, 2003	December 31, 2002	From Inception
Revenue	$198,474	$466,859	$719,392	$1,384,725
Cost of revenue	198,474	409,449	690,059	1,297,982
Gross margin	—	57,410	29,333	86,743

Product development and marketing	3,396,469	5,294,419	5,788,315	19,992,375
General and administrative	4,262,066	3,835,873	4,052,943	20,215,771
Restructuring expense	—	—	104,982	104,982
Non-cash charges	796,286	2,164,634	4,148,251	25,236,013
Depreciation and amortization	516,172	681,358	710,975	2,695,363
Research and development	474,609	1,020,102	1,515,376	8,586,722
Total operating expenses	9,445,602	12,996,386	16,320,842	76,831,226

Loss from operations	(9,445,602)	(12,938,976)	(16,291,509)	(76,744,483)

Interest income (expense), net	(1,770,102)	(2,897,077)	300,299	(2,451,174)
Equity in losses of affiliates	—	(488,364)	(367,714)	(856,078)
Loss before income taxes	(11,215,704)	(16,324,417)	(16,358,924)	(80,051,735)

Benefit from income taxes	410,726	221,480	234,963	867,169

Net loss	(10,804,978)	(16,102,937)	(16,123,961)	(79,184,566)

Preferred stock amortization	—	—	—	2,150,881

Net loss applicable to common stockholders	$(10,804,978)	$(16,102,937)	$(16,123,961)	$(81,335,447)

Loss per share — basic and diluted	$(.29)	$(.51)	$(.58)	$(2.83)

Weighted — average number of shares outstanding	37,226,377	31,564,345	28,022,872	28,751,356

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholder's
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2001	27,292,077	27,292	54,140,914	—	(38,303,571)	15,864,635
Issuance of common stock in private placement transactions	1,664,058	1,664	2,959,615	—	—	2,961,279
Fair value of warrants issued with unsecured debentures	—	—	491,983	—	—	491,983
Issuance of common stock from exercise of options	28,000	28	81,172	—	—	81,200
Issuance of common stock for 401(k)	43,356	43	82,332	—	—	82,375
Non-cash compensation charges for issuance of stock options	—	—	3,923,251	—	—	3,923,251
Net loss	—	—	—	—	(16,123,961)	(16,123,961)
Balance at December 31, 2002	29,027,491	29,027	61,679,267	—	(54,427,532)	7,280,762
Issuance of common stock in private placement transactions	5,468,001	5,468	11,294,533	—	—	11,300,001
Beneficial conversion feature on private placement transactions	—	—	1,356,825	—	—	1,356,825
Fair value of warrants issued with secured debentures	—	—	471,923	—	—	471,923
Issuance of common stock from exercise of options	50,000	50	144,950	—	—	145,000
Issuance of restricted stock in conjunction with tender offer	197,599	198	395,000	(395,198)	—	—
Common stock under deferred compensation plan	—	—	—	(32,315)	—	(32,315)
Amortization of deferred compensation for restricted stock	—	—	—	69,086	—	69,086
Issuance of common stock to Board of Directors	201,289	201	404,354	—	—	404,555
Issuance of common stock for 401(k)	84,672	85	143,139	—	—	143,224
Non-cash compensation charges for issuance of stock options	—	—	1,894,961	—	—	1,894,961
Net loss	—	—	—	—	(16,102,937)	(16,102,937)
Balance at December 31, 2003	35,029,052	$35,029	$77,784,952	$(358,427)	$(70,530,469)	$6,931,085
Issuance of common stock in private placement transactions	3,162,034	3,162	5,296,839	—	—	5,300,001
Beneficial conversion feature on private placement transactions	—	—	497,757	—	—	497,757
Issuance of stock for deferred financing costs	377,846	378	813,445			813,823
Issuance of common stock from exercise of options	115,532	115	345,208	—	—	345,323
Common stock under deferred compensation plan	—	—	(27,216)	169,622	—	142,406
Issuance of stock for interest payments	90,671	91	142,426	—	—	142,517
Issuance of common stock to Board of Directors	126,817	127	226,751	—	—	226,878
Issuance of stock for merit program	51,800	52	130,996	—	—	131,048
Issuance of stock for executive compensation	100,000	100	199,900	—	—	200,000
Issuance of common stock for 401(k)	60,211	60	103,712	—	—	103,772
Non-cash compensation charges for issuance of stock options	—	—	148,709	—	—	148,709
Net loss	—	—	—	—	(10,804,978)	(10,804,978)
Balance at December 31, 2004	39,113,963	$39,114	$85,663,479	$(188,805)	$(81,335,447)	$4,178,341

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002	Cumulative Amounts From Inception
Operating activities
Net loss	$(10,804,978)	$(16,102,937)	$(16,123,961)	$(79,184,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	516,172	681,358	710,975	2,695,363
Amortization of discount on unsecured debentures	773,623	926,832	21,865	1,722,320
Amortization of deferred financing costs	367,932	582,054	14,590	964,576
Non-cash interest charges	142,517	—	—	142,517
Beneficial conversion feature on PIPE financing	497,757	1,356,825	—	1,854,582
Losses on investment in affiliate	—	488,364	367,714	856,078
Non-cash charges	796,286	2,164,634	4,148,251	25,236,013
Changes in operating assets and liabilities:
Accounts receivable	(405,006)	192,771	(105,015)	(446,250)
Prepaid expenses and other assets	3,993	72,130	14,609	(307,142)
Accounts payable and accrued expenses	754,842	(218,856)	(308,796)	1,846,018
Deferred income	85,000	—	(129,000)	2,484,988
Net cash used in operating activities	(7,271,862)	(9,856,825)	(11,388,768)	(42,135,503)

Investing Activities
Purchase of property and equipment	(97,585)	(7,409)	(999,939)	(2,885,446)
Patent registration costs	(46,057)	(77,591)	(120,099)	(708,281)
Investment in affiliate		(320,952)	(535,126)	(856,078)
Increase in restricted cash	(36,642)	(35,329)	(2,374,078)	(3,035,021)
Redemption of held-to-maturity investments, net	—	—	11,067,175	—
Net cash (used in) provided by investing activities	(180,284)	(441,281)	7,037,933	(7,484,826)

Financing activities
Proceeds from sale of common stock	345,324	145,000	81,200	35,485,174
Underwriting and other expenses of initial public offering	—	—	—	(3,669,613)
Proceeds from issuance of secured debentures	—	8,500,000	—	8,500,000
Proceeds from issuance of unsecured debentures	9,428,806	—	3,500,000	12,928,806
Proceeds from equity private placement	—	—	2,736,279	2,736,279
Deferred financing costs	(79,077)	(291,027)	(328,280)	(698,384)
Capital lease obligation payments	(29,240)	(17,239)	—	(46,479)
Proceeds from capital contribution	—	—	—	500,000
Payment of note payable	—	—	—	(250,000)
Proceeds from grant, net	—	(21,582)	—	205,940
Proceeds from sale of preferred stock	—	—	—	2,146,446
Net cash provided by financing activities	9,665,813	8,315,152	5,989,199	57,838,168
Net increase (decrease) in cash and cash equivalents	2,213,667	(1,982,954)	1,638,364	8,217,840
Cash and cash equivalents, beginning of period	6,004,173	7,987,127	6,348,763	—
Cash and cash equivalents, end of period	$8,217,840	$6,004,173	$7,987,127	$8,217,840

Supplemental Cash Flow Data:

Please see Note 3 for more information.

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Basis of Presentation

Millennium Cell Inc. (the "Company"), which was formed to acquire substantially all of the assets of the Battery Technology Group of GP Strategies Corporation ("GPS"), was incorporated on December 17, 1998 and organized on January 1, 1999 (inception).

Millennium Cell Inc. is a development stage company, as defined in Statement of Financial Accounting Standards No.7, “Accounting and Reporting by Development Stage Enterprises.” The Company is focused on commercialization of next-generation hydrogen energy systems for use primarily in portable electronic devices for the military, medical, industrial and consumer markets. These energy systems offer runtime, weight, safety and cost advantages in an attractive form factor versus existing solutions. Millennium Cell is developing this technology in partnership with corporate and government entities.

Note 2 — Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MCE Ventures LLC. MCE Ventures is a Delaware limited liability corporation that was formed in 2002 to engage in limited strategic investment activities. All significant inter-company transactions and accounts have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable - trade is comprised of agreements with third parties from revenue agreements. Accounts receivable - other represents amounts due from the Company’s cost sharing programs.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company’s limited customer base increases its concentrations of credit risk with respect to trade receivables. The Company routinely assesses the financial strength of its customers.

Long-Lived Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted estimated cash flows to be generated by the related assets are less than the carrying amount of those assets. During fiscal 2004, the Company performed an impairment analysis on long-lived assets and as a result the Company wrote off a non-core patent with a net value of $32,171.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Patents and Licenses

Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over their estimated useful lives of 10 to 17 years, unless the asset is determined to be impaired. Amortization of such costs begins once the patent has been issued. The Company evaluates the recoverability of its patent costs when events and circumstances indicate that the assets might be impaired and the undiscounted estimated cash flows to be generated by the related assets are less than the carrying amount of those assets. During fiscal 2004, the Company performed an impairment analysis on long-lived assets and as a result the Company wrote off a non-core patent with a net value of $32,171.

Investment in Affiliate

Investments in which Millennium Cell does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Millennium Cell's share of net earnings and losses from investments is included in the consolidated statement of operations.

In July 2002, the Company agreed to acquire a 50% non-controlling interest in a European alkaline fuel cell company (the "Affiliate"). During the period from July 2002 to June 2003, the Company directly and indirectly provided limited funding for their proportionate share of the Affiliate’s operating expenses. As of June 30, 2003, the Company had written off its Investment in Affiliate on the balance sheet and determined the fair value of the investment was zero. During the third quarter of 2003, the Company decided to abandon its interest in the Affiliate. No gain or loss was recognized upon this event.

Restricted Cash

Cash that is pledged as collateral under the Company's amended facilities lease agreement and the secured debentures issued to Ballard Power Systems, Inc. (“Ballard Power Systems”) is classified as restricted cash on the consolidated balance sheet.

Revenue Recognition

Revenues for the year ended December 31, 2004 were derived primarily from engineering and design services performed during 2004 that were non-recurring in the current year. While in the development stage, the Company’s revenue is expected to fluctuate from year to year with the timing of prototype development and design services.

The Company's near term revenues will be derived substantially from contracts that require the Company to deliver engineering, design and management services, hydrogen generation technology, prototype systems and licensing of technology. Revenues will be recognized in the period in which the services are performed, technology and/or prototype is delivered or licensed revenue is earned.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Sharing Programs

The Company participates in a number of government programs, which provide the Company with funding to offset the costs of product development and research. As the Company’s full costs are not billable under these programs, the billable costs are shown as reductions of operating expenses on the accompanying consolidated statements of operations in the period in which the costs are incurred on a time and materials basis.

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

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders - As reported	$(10,804,978)	$(16,102,937)	$(16,123,961)
Plus: Stock-based compensation expense included in reported net loss	796,286	2,164,634	4,148,251
Less: Total stock-based compensation expense determined using the fair value method	(1,576,863)	(6,125,215)	(6,907,045)
Net loss attributable to common stockholders - Pro forma	$(11,585,555)	$(20,063,518)	$(18,882,755)
Net loss per share attributable to common stockholders - As reported	$(0.29)	$(0.51)	$(0.58)
Net loss per share attributable to common stockholders - Pro forma	$(0.31)	$(0.64)	$(0.67)

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	.57	.69	.69
Risk-free interest rate	3.48%	3.68%	3.68%
Expected option term	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.14, $1.44 and $3.10 in fiscal 2004, 2003 and 2002, respectively.

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

In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Their conclusion was that beginning with reporting periods ending after December 15, 2004 (i) contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, "Earnings Per Share," regardless of the contingent features included in the instrument, and (ii) prior period earnings per share would have to be restated. With the ratification of EITF Issue No. 04-8, the Company was required to include such potentially issuable shares, if dilutive, in its diluted earnings per share calculation beginning with the fourth quarter 2004 reporting period. The Company did not have to restate their prior period earnings per share since the issuable shares would have been anti-dilutive.

Options to purchase 4,017,191, 4,422,476 and 4,345,829 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2004, 2003 and 2002, respectively, as their effects would have been anti-dilutive.

Warrants to purchase 1,248,069, 1,248,069 and 658,693 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2004, 2003 and 2002, respectively, as their effects would have been anti-dilutive.

Income Taxes

The Company is subject to state and federal income taxes and accounts for income taxes under the liability method. Accordingly, net deferred tax assets and an offsetting valuation allowance of $29,609,000 and $26,707,000 at December 31, 2004 and 2003, respectively, have been recorded due to the uncertainty regarding the realization of such deferred tax assets. The significant items giving rise to the deferred income taxes were primarily tax loss and credit carry forwards and depreciation. The net operating losses will begin to expire in 2020.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options if they are issued at the fair market value of common stock at the date of the grant. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had it adopted SFAS 123, please see the discussion under the heading “Stock Based Compensation” in Note 1 to our Consolidated Financial Statements. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

Reclassifications

Amounts previously reported as "Product Development and Engineering" have been reclassified and shown as "Research and Development" for all periods presented. Additionally, sales of net operating losses in the State of New Jersey previously recorded as “Other Income” have been reclassified and shown as “Benefit from Income Taxes” for all periods presented. Certain other amounts have been reclassified to conform to the current year's presentation.

Note 3 — Supplemental Cash Flow Information

The Company funded its vested matching contributions in connection with its 401(k) plan for employees with 60,211, 84,672 and 43,356 shares of common stock with a market value of $103,773, $143,224 and $82,375 in fiscal 2004, 2003 and 2002, respectively. In November 2002, the Company and Ballard Power Systems agreed to convert a cash advance for deferred royalty income paid by Ballard Power Systems in October 2000 to a strategic investment in the form of Secured Debentures of $2.4 million.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also made non-cash payments of $131,048 to employees in lieu of a merit raise in 2004 and to Board of Directors members in lieu of cash compensation of $226,877 and $404,555 in 2004 and 2003, respectively.

Interest paid during 2004, 2003 and 2002 totaled $88,749, $104,337 and $2,722, respectively. Non-cash interest paid during 2004 was $142,517. The Company also issued debentures in 2004, 2003 and 2002 which resulted in non-cash transactions. Please see Note 11 for more information.

Note 4 — Income Taxes

The components of the benefit for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
Current benefit:
Federal	$—	$—	$—
State	(410,726)	(221,480)	(234,963)
Deferred provision:
Federal	—	—	—
State	—	—	—
Total	$(410,726)	$(221,480)	$(234,963)

The income tax benefits recorded for the years ended December 31, 2004, 2003 and 2002 were derived from the Company's participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain qualified companies to be compensated for the transfer of their New Jersey net operating losses to other companies.

Significant components of the Company’s net deferred taxes as of December 31, 2004 and 2003 are as follows:

	Year Ended December 31,
	2004	2003
Stock based compensation	$8,757,000	$8,457,000
Net operating loss carryforwards	18,946,000	15,907,000
Research and development credits	1,490,000	920,000
Depreciation and amortization	382,000	396,000
Deferred revenue	34,000	827,000
Other	—	200,000
Valuation reserve	(29,609,000)	(26,707,000)
Net deferred tax asset	—	—

The Company has provided a full valuation allowance in 2004 and 2003 for its deferred tax assets since the realization of these future benefits is not considered more likely than not. The amount of deferred tax assets considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes. The Company assesses the need for the valuation allowance at each balance sheet date based on all available evidence.

As of December 31, 2004, the Company had available net operating loss carryforwards of approximately $49,000,000 for federal income tax purposes and approximately $37,000,000 for state income tax purposes. The federal carryforwards will begin to expire in 2020, and the state carryforwards will begin to expire in 2007. In addition, at December 31, 2004 the Company had available federal research and development tax credit carryforwards of approximately $1,120,000 that begin to expire in 2020 and state research and development credits of approximately $560,000.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the recorded provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2004	%	2003	%	2002	%
Tax at U.S. statutory rate	$(3,925,000)	35.0	$(5,636,000)	35.0	$(5,643,000)	35.0
State tax (benefit), net of federal tax effect	(647,000)	5.8	(942,000)	5.8	(943,000)	5.8
Research and experimentation tax credit	(130,000)	1.2	(193,000)	1.2	(248,000)	1.5
Interest expense	655,000	(6.1)	--	--	--	--
Other	(4,726)	0.0	94,000	(0.5)	113,000	(0.7)
Valuation allowance	3,641,000	(32.2)	6,455,520	(40.1)	6,486,037	(40.2)
Provision (benefit) for income taxes	$(410,726)	3.7	$(221,480)	1.4	(234,963)	1.4

Note 5 — Property And Equipment

Property and equipment consist of the following at December 31:

	2004	2003
Machinery and equipment	$1,329,655	$1,232,070
Furniture and fixtures	402,125	402,125
Leasehold improvements	1,290,078	1,290,078
	3,021,858	2,924,273
Accumulated depreciation	(2,358,282)	(1,914,759)
Property and equipment, net	$663,576	$1,009,514

The Company recorded depreciation expense of $443,523, $611,062, and $650,439 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

In the second quarter of 2003, the Company entered into a three-year capital lease for approximately $86,000 to purchase software. The software is classified as machinery and equipment and the amortization of the leased assets are included in depreciation expense in the accompanying financial statements. The lease term is three years and contains a bargain purchase option at the end of the lease.

Note 6 — Patents and Licenses

Patent and license costs consist of the following at December 31:

	2004	2003
Patent and license costs	$816,211	$812,224
Accumulated amortization	(277,409)	(214,660)
	$538,802	$597,564

The Company recorded amortization expense of $72,649 $70,296, and $60,536 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. Amortization of patents and licenses is estimated to be approximately $69,000 per year over the next five years and $194,000 thereafter.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Product Development Agreement

In October 2000, the Company received $2.4 million in cash from Ballard Power Systems as an advance for prospective royalties pursuant to a product development agreement between the Company and Ballard. In addition, the Company granted to Ballard Power Systems a warrant to purchase up to 400,000 shares of the Company’s common stock, which was terminated as part of the strategic investment discussed below. Upon completion of certain stages of product development, the parties agreed to negotiate in good faith for the grant of a license of our technology to Ballard Power Systems in certain fields of use, at which time prepaid royalties may be earned and the warrants will be issued and recorded at fair value.

On November 8, 2002, the Company agreed with Ballard Power Systems that the product development milestones have been achieved and agreed to convert the $2.4 million refundable royalty payment into an investment in the Company in the form of secured convertible debentures due November 8, 2005. The Ballard debentures are secured by a standby letter of credit issued by Wachovia Bank, National Association, with an aggregate face amount equal to the outstanding principal. The Company pledged to the bank as collateral $2.4 million of funds previously reported under cash and cash equivalents on the accompanying balance sheet. The Company will not have the ability to use this cash until the bank pledges are released upon conversion of the Ballard debentures to common stock. The debentures are convertible at a conversion price of $4.25, subject to anti-dilution adjustments and certain price protection in the event the Company initiates the conversion. As part of the purchase agreement entered into between the Company and Ballard Power Systems, Ballard Power Systems retains the option to license the non-exclusive right to manufacture and sell products with the Company’s Hydrogen on Demand® technology for specific portable fuel cell products and stationary internal combustion engine generators.

Note 8 — Grant Obligation

Between January 1999 and April 2000, the Company received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of the Company’s technology. The recoverable grant is required to be repaid when the Company generates net sales in a fiscal year. The repayment obligation, which began in June 2001, ranges from 1% to 5% of net sales over a ten-year period. The Company is obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2004, the Company has repaid approximately $21,000 and an additional $28,766 is due to be paid in 2005.

Note 9 — Commitments And Contingencies

In April 2001, the Company amended its main operating lease to provide for additional space for the Company's principal operating offices and laboratories. The amended lease will expire in 2008 and will contain options to renew for an additional 8 years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments excluding estimated allocated taxes and maintenance under the amended operating leases are as follows:

2005	$484,310
2006	484,310
2007	484,310
2008	443,950
Total	$1,896,880

Rent expense under the operating lease was approximately $640,523, $546,710 and $507,310 for the years ended December 31, 2004, 2003, and 2002, respectively.

In connection with the amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of the Company's cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.

From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. The Company does not believe that any such litigation would have a material adverse effect on the Company’s results of operations or financial condition.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Rabbi Trust

In 2003, the Company established a deferred compensation arrangement whereby a portion of certain Board of Directors fees could be withheld and placed in a Rabbi Trust at their option. The Company adopted the provisions of Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts Are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability. The fair value of the Rabbi Trust was $45,623 and is payable in cash or the Company’s common stock upon the holders’ request.

Note 11 — Private Placement Transactions

Private Placement Transactions

2002 Placement

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

2003 Debentures

On January 23, 2003, the Company's shareholders approved the issuance of $8.5 million of debentures (the “2003 Debentures”) and warrants to acquire 589,376 shares. The debentures were issued on January 30, 2003. During the third and fourth quarters of 2003, the Company converted approximately $7.8 million of the 2003 Debentures into 3,373,953 shares of common stock. As a result, approximately $0.7 million of unsecured 2003 Debentures were outstanding as of December 31, 2003. These debentures were converted to common shares in January 2004.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company determined that the fair value of the debentures was $11,036,195 upon issuance. The resulting discount was amortized as interest expense, over the original maturity period of the debentures or ratably based on conversions whichever came first.

In accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature ("BCF"). The BCF existed because of a discount that was given to the investor for the company-initiated conversion of the debentures. These discounts ranged from 4% to 12%, depending on the amount of debentures converted into common stock. Accordingly, at the time of conversion, the Company recorded as interest expense the applicable BCF based on the fair value of the conversion feature on that date. During the fiscal years ended December 31, 2004 and 2003, approximately $0.7 million and $11.3 million of 2003 debentures were converted at the option of the Company and BCF charges of $175,757 and $1,356,825 were recorded, respectively.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Debentures

In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the “2004 Debentures”) were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. As of December 31, 2004, approximately $4.6 million of the 2004 Debentures were converted into 2,859,004 shares of the Company’s common stock.

Under the terms of the agreement, cash fees of $400,000 were deducted from the initial proceeds and 140,180 shares of common stock valued at $377,084 were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $5,222,916 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly.

In September 2004, the Company issued an additional $4.0 million of unsecured convertible debentures under the private placement transaction that closed in February of 2004. These debentures were issuable at the Company’s option because $4 million of the initial $6 million of 2004 Debentures had been converted. Cash fees of $171,194 were deducted from the proceeds and 60,069 shares of common stock valued at $73,284 were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $3,755,522 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly.

Among other things, the terms and conditions of the 2004 Debentures include covenants related to the Company’s continued listing on a nationally recognized stock market (which includes the NASDAQ National Market and/or The NASDAQ SmallCap Market), in the event that our average closing stock price is below $1.00, $0.75, or $0.50 for 30, 15 and 5 consecutive trading days, respectively, and minimum cash maintenance requirements of 80% of outstanding unsecured debentures. If there is an event of default under the debentures, the holder may elect to require us to prepay all of a portion of the principal amount of the debentures plus a 30% premium. The Company is in compliance with all applicable covenants at December 31, 2004.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company amortizes discounts on its debentures as interest expense, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. In 2004, the Company recognized a non-cash charge to interest expense of $773,623, respectively for amortization of discount on debentures.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature (“BCF”). The BCF existed because of a discount of 7% that will be given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. Accordingly, at time of conversion, the Company will record as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock. During the year ended December 31, 2004, $4.6 million of 2004 Debentures were converted and a BCF of $321,990 was recorded.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes option and warrant activity under the Plan:

		Weighted
	Number Of	Average
	Options	Exercise Price
	And Warrants	Per Share

Balance at December 31, 2001	4,766,720	5.09
Granted at fair value	5,000	5.16
Forfeited or terminated	(397,891)	5.57
Exercised	(28,000)	2.90
Balance at December 31, 2002	4,345,829	$5.06
Granted at fair value	1,122,840	2.30
Forfeited or terminated	(996,093)	7.46
Exercised	(50,000)	2.90
Balance at December 31, 2003	4,422,576	$3.84
Granted at fair value	642,038	2.33
Forfeited or terminated	(931,891)	3.61
Exercised	(115,532)	2.98
Balance at December 31, 2004	4,017,191	$3.79

The following is additional information relating to options and warrants granted and outstanding under the plan as of December 31, 2004:

			Remaining
		Weighted	Weighted		Weighted
	Options	Average	Average	Options	Average
Exercise Price Range	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

$0.01 - $ 2.00	55,867	$1.98	10.00	5,867	$1.80
$2.01 - $ 2.90	3,146,924	2.69	3.41	2,555,391	2.76
$2.91 - $ 9.58	381,536	5.60	.72	354,469	5.69
$10.00 - $19.63	432,864	10.39	7.00	432,864	10.57
	4,017,191	$3.79	3.55	3,348,591	$3.83

The stock option tables above exclude 197,599 shares of restricted stock issued under the 2000 Stock Option Plan in conjunction with the tender exchange offer in August 2003, of which 81,425 are vested. The shares vest ratably over 2 years or when the closing price of the Company’s common stock reaches $4.25 (first 50% vests immediately) and $5.10 (second 50% vests immediately). This plan expired in April 2004. The table also excludes 100,000 shares of restricted stock issued for executive compensation in 2004.

The Company recorded non-cash charges of approximately $0.4 million, $1.7 million and $3.8 million in 2004, 2003, and 2002, respectively, related to options issued below market to employees and the Board of Directors in 2000 that were fully vested in 2003 and charges related to restricted stock issued in conjunction with our tender offer in August 2003 as discussed below under the heading “Tender Exchange Offer.”

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also incurred non-cash charges of $0.2 million, $0.5 million and $0.1 million in 2004, 2003 and 2002, respectively, related to the fair value of warrants issued to affiliates. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.

Savings Plan

In December 2000, the Company enacted a savings plan that complies with Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches in company stock in July and December of each fiscal year, on a one to one basis the vested portion of employee contributions up to 6% of eligible compensation. Employee contributions to this plan began in January 2001. Employer matching stock contributions vest ratably over three years based on the length of service of the employee. The Company funded the vested matching contributions to the plan with 60,211, 84,672 and 43,356 shares of common stock with an issued market value of $103,773, $143,224 and $82,375 in fiscal 2004, 2003 and 2002, respectively. The Company has reserved 180,000 shares of common stock for the 401(k) plan.

Note 13 — Related Party Transactions

On July 14, 2004, the Company entered into an Employment Agreement and a Restricted Stock Grant Agreement with Mr. H. David Ramm, a member of the Board of Directors, and the Interim President and Chief Executive Officer, and an Agreement with DKRW Energy LLC (“DKRW”), a limited liability company of which Mr. Ramm is a member. The Company made a one-time grant to Mr. Ramm of 100,000 shares of restricted stock in accordance with the restricted stock agreement. Under the DKRW agreement, the Company agreed to pay a monthly retainer of $25,000 to DKRW in connection with Mr. Ramm’s serving as Interim President and Chief Executive Officer. On September 28, 2004, the initial six-month term of the agreement was completed and going forward the agreement will automatically renew on a month-to-month basis unless terminated in writing by either party.

On July 14, 2004, the Company’s Board of Directors approved the payment of a success fee under a financial advisory services agreement with Andersen & Company LLC (“Andersen”) for services provided in connection with the Company’s private placement transaction which closed on February 17, 2004. For these services, Andersen received consideration of $200,000, which was paid for by the issuance of 111,421 shares of the Company’s common stock in August 2004 and which was recorded as debt issue costs in the accompanying balance sheet. The number of shares to be issued was calculated using an average closing price of the Company’s common stock for the 10 days preceding the approval by the Board. Two members of the Company’s Board of Directors are principals of Andersen: G. Chris Andersen, the Chairman of the Board and Shareholder, and James L. Rawlings, the Chairman of the Compensation Committee and Shareholder.

In October 2004, the Company’s Board of Directors approved a financial advisory services agreement with Andersen, pursuant to which Andersen is to act as the Company’s Senior Financial Advisor. As Senior Financial Advisor, Andersen is required to support the Company’s efforts to raise capital through transactions that contemplate issuances of debt, equity and/or convertible securities by Millennium to strategic entities and financial investors. In consideration therefore, the Company paid Andersen a non-refundable retainer in the amount of $62,500 in cash. Further, upon the execution and delivery of definitive agreements with respect to a strategic transaction, Andersen shall be entitled to a fee equal to $62,500 payable in shares of restricted Common Stock. The value of the Common Stock will be calculated based upon the average closing sales price of the Common Stock during the ten (10) consecutive trading days immediately preceding the date of the definitive agreement. Andersen shall also be entitled to reimbursement of all reasonable and necessary out-of-pocket expenses incurred in rendering such services; provided, that the Company shall not be required to reimburse Andersen for any such expenses once the aggregate of the reimbursed expenses exceeds $5,000, without the prior written approval of the Company.

Note 14 — Subsequent Events (Unaudited)

On February 27, 2005, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with The Dow Chemical Company (“Dow”). The Stock Purchase Agreement represents the first step of a proposed joint development arrangement (the “Agreements”) with Dow. It is required in the joint development agreement, that the Company’s stockholders approve the issuance of securities to the extent that such issuance, on an as converted, as exercised basis, is equal to 19.9% or more of the outstanding voting stock of the Company. The Company intends to solicit such shareholder approval during the Company’s 2005 Annual Meeting of Stockholders to be held on April 21, 2005.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purpose of the Agreements is for the two companies to jointly develop portable power solutions based on the Company’s Hydrogen on Demand® energy systems coupled with a fuel cell. The Joint Development Agreement has a three year term and Dow may terminate the Joint Development Agreement if milestones are not met and under certain other conditions. The Joint Development Agreement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on portable and/or consumer electronics applications. Achievement of milestones in either portable or consumer electronics applications will be sufficient to trigger equity transactions at Dow’s option to purchase $1.25 million of the Company’s preferred stock. For more information regarding this transaction, see the Company’s Current Report on Form 8-K filed on February 28, 2005.

During the first quarter of 2005, the Company converted 3.4 million of debentures into 1,954,331 shares of the Company’s common stock.

Note 15 — Quarterly Information (Unaudited) (1)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
	(in 000's, except per share amounts)
Fiscal Year ended December 31, 2004
Revenue	$25	$90	$10	$73	$198
Cost of revenue	25	90	10	73	198
Gross margin	—	—	—	—	—
Product development & marketing	1003	773	904	717	3,396
General and administrative	1,611	630	783	1,238	4,262
Non-cash charges	322	270	126	78	796
Depreciation and amortization	142	150	128	95	516
Research and development	(10)	101	28	356	475
Total operating expenses	3,068	1,923	1,969	2,484	9,445
Loss from operations	(3,068)	(1,923)	(1,969)	(2,484)	(9,445)
Interest income (expense)	(314)	(987)	(365)	(103)	(1,770)
Equity in losses of affiliates	—	—	—	—	—
Loss before income taxes	(3,382)	(2,911)	(2,335)	(2,587)	(11,215)
Benefit from income taxes	—	—	—	411	411
Net loss	(3,382)	(2,911)	(2,335)	(2,176)	(10,804)
Loss per share — basic and diluted	$(.10)	$(.08)	$(.06)	$(.06)	$(.29)
Weighted — average number of shares outstanding	35,399	36,986	37,701	38,804	37,226

	First	Second	Third	Fourth	Total
	(in 000's, except per share amounts)
Fiscal Year ended December 31, 2003
Revenue	$55	$238	$103	$71	$467
Cost of revenue	55	190	93	70	409
Gross margin	—	48	10	—	57
Product development & marketing	1,231	1,291	1,497	1,275	5,294
General and administrative	1,070	1,034	737	995	3,836
Non-cash charges	1,095	852	419	(201)	2,165
Depreciation and amortization	175	166	153	186	681
Research and development	305	271	222	222	1,020
Total operating expenses	3,878	3,614	3,027	2,476	12,996
Loss from operations	(3,878)	(3,567)	(3,017)	(2,476)	(12,939)
Interest income (expense) (2)	(516)	(338)	(1,464)	(579)	(2,897)
Equity in losses of affiliates	(294)	(194)	—	—	(488)
Loss before income taxes	(4,688)	(4,099)	(4,481)	(3,055)	(16,324)
Benefit from income taxes	—	—	—	221	221
Net loss	(4,688)	(4,099)	(4,481)	(2,834)	(16,103)
Loss per share — basic and diluted	$(.16)	$(.13)	$(.14)	$(.08)	$(.51)
Weighted — average number of shares outstanding	29,402	30,452	31,945	34,555	31,564

(1)	Some columns and rows may not foot or cross-foot due to rounding.
(2)
In the fourth quarter of 2003, the Company determined that non-cash interest expense was overstated by $.01 per share in the first and third quarters of 2003 and $.02 per share in the second quarter of 2003. Accordingly, non-cash interest expense was cumulatively adjusted in the fourth quarter. Management believes the impact to each of the quarters was not material.

F-19