Form 10-Q
period 2005-03-31
MILLENNIUM CELL INC
filed 2005-05-13
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,467,580 shares of Common Stock, par value $.001, were outstanding on May 4, 2005.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, MCE Ventures LLC.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as “plan,” “believe,” “expect,” “anticipate,” “on target” and “intend” or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen battery technology and hydrogen delivery system, (ii) the cost and commercial availability of the quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen battery technology and hydrogen delivery system and our business plan, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (viii) our ability to enter into agreements with collaborators and strategic partners and the failure of our collaborators and strategic partners to perform under their agreements with us, (ix) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (x) our ability to secure government funding of our research and development and technology demonstration projects and (xi) other factors discussed under the caption “Investment Considerations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 7,016,278	$ 8,217,840
Accounts receivable - trade	62,401	73,474
Accounts receivable - other	222,836	372,776
Prepaid expenses	359,600	261,467
Deferred financing costs	567,974	97,366
Total current assets	8,229,089	9,022,923
Property and equipment, net	603,802	663,576
Patents and licenses, net	554,265	538,802
Restricted cash	3,043,781	3,035,021
Security deposits	45,676	45,676
	$ 12,476,613	$ 13,305,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 86,976	$ 282,586
Accrued expenses	1,162,860	593,698
Accrued separation	39,736	318,368
Short-term portion of capital lease obligation	32,018	37,036
Short-term portion of refundable grant obligation	31,163	28,766
Deferred compensation	65,037	65,037
Convertible secured debentures, net of discount	2,399,988	2,399,988
Convertible unsecured debentures, net of discount	1,921,237	5,137,335
Deferred revenue	85,000	85,000
Total current liabilities	5,824,015	8,947,814

Refundable grant obligation	174,777	177,174
Capital lease obligation and other long-term liabilities	—	2,669

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 authorized shares, none issued and
Outstanding
Common stock, $.001 par value; authorized 70,000,000 shares,
42,445,487 and 39,113,963 shares issued and outstanding
as of March 31, 2005 and December 31, 2004, respectively	42,445	39,114
Additional paid-in capital	91,622,827	85,663,479
Deferred compensation	(734,804)	(188,805)
Deficit accumulated during development stage	(84,452,647)	(81,335,447)
Total stockholders' equity	6,477,821	4,178,341
	$ 12,476,613	$ 13,305,998

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	Amounts From
	2005	2004	Inception
Revenue	$ 79,901	$ 25,000	$ 1,464,626
Cost of revenue	79,901	25,000	1,377,883
Gross margin	—	—	86,743

Product development and marketing	1,081,235	992,515	21,073,610
General and administrative
(excluding non-cash charges)	868,758	1,611,161	21,084,529
Non-cash compensation charges	505,207	322,138	25,741,220
Restructuring expense	—	—	104,982
Depreciation and amortization	77,583	142,343	2,772,946
Research and development	217,742	—	8,804,464
Total operating expenses	2,750,525	3,068,157	79,581,751
Loss from operations	(2,750,525)	(3,068,157)	(79,495,008)
Other income, net	15,989	—	15,989
Interest expense	382,664	314,313	2,833,838
Equity in losses of affiliates	—	—	856,078
Loss before income taxes	(3,117,200)	(3,382,470)	(83,168,935)
Benefit from income taxes	—	—	867,169
Net loss	(3,117,200)	(3,382,470)	(82,301,766)
Preferred stock amortization	—	—	2,150,881
Net loss applicable to common stockholders	$ (3,117,200)	$ (3,382,470)	$ (84,452,647)
Loss per share -- basic and diluted	$ (.08)	$ (.10)	$ (2.89)
Weighted -- average number of shares outstanding	40,173,960	35,398,732	29,201,615

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months	Three months	Cumulative
	Ended	Ended	Amounts from
	March 31, 2005	March 31, 2004	Inception
OPERATING ACTIVITIES
Net loss	$ (3,117,200)	$ (3,382,470)	$ (82,301,766)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	77,583	142,343	2,772,946
Amortization of discount on debentures	183,903	76,257	1,906,223
Beneficial conversion feature on debentures	98,000	175,757	1,952,582
Amortization of deferred financing costs	66,151	38,229	1,030,727
Non-cash interest charges	65,399	—	207,916
Losses on investment in affiliate	—	—	856,078
Non-cash compensation charges	505,207	322,138	25,741,220
Changes in operating assets and liabilities:
Accounts receivable	161,013	(230,900)	(285,237)
Prepaid expenses and other assets	(35,636)	2,696	(342,778)
Accounts payable and accrued expenses	(329,019)	685,086	1,517,000
Deferred revenue	—	140,000	2,484,988
Net cash used in operating activities	(2,324,599)	(2,030,864)	(44,460,101)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(86,398)	(2,885,446)
Patent registration costs	(33,272)	(10,186)	(741,552)
Restricted cash	(8,759)	(7,049)	(3,043,781)
Investment in affiliate	—	—	(856,078)
Net cash used in investing activities	(42,031)	(103,633)	(7,526,857)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	288,691	8,289	35,773,864
Underwriting and other expenses of initial
public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	—	5,600,000	21,428,806
Proceeds from equity private placement	—	—	2,736,279
Deferred financing costs	—	(20,001)	(698,384)
Proceeds from exercise of warrants	884,064	—	884,064
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
Payment of capital lease obligation	(7,687)	(6,925)	(54,166)
Proceeds from grant, net	—	—	205,940
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash provided by financing activities	1,165,068	5,581,363	59,003,236
Net change in cash and cash equivalents	(1,201,562)	3,446,866	7,016,278
Cash and cash equivalents, beginning of
Period	8,217,840	6,004,173	—
Cash and cash equivalents, end of period	$ 7,016,278	$ 9,451,039	$ 7,016,278

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

		Additional			Total
Common Stock		Paid-In	Deferred	Accumulated	Stockholders'
Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2004	39,113,963	$ 39,114	$ 85,663,479	$ (188,805)	$ (81,335,447)	$ 4,178,341
Issuance of common stock from conversion of debentures	1,954,331	1,954	3,398,045	-	-	3,399,999
Beneficial conversion feature of debentures	-	-	98,000	-	-	98,000
Issuance of common stock for debt financing costs	52,477	53	62,448	-	-	62,501
Issuance of common stock from exercise of options	120,288	120	288,571	-	-	288,691
Issuance of common stock for Board of Director compensation	11,183	11	14,527	-	-	14,538
Amortization of restricted stock awards	-	-	-	498,561	-	498,561
Issuance of common stock for restricted stock awards	474,800	475	1,044,085	(1,044,560)	-	-
Issuance of common stock for exercise of warrants	589,376	589	883,475	-	-	884,064
Issuance of common stock for interest payments	82,671	83	107,284	-	-	107,367
Issuance of stock for 401(k) plan matching contributions	46,398	46	62,913	-	-	62,959
Net loss					(3,117,200)	(3,117,200)
Balance at March 31, 2005	42,445,487	$ 42,445	$ 91,622,827	$ (734,804)	$ (84,452,647)	$ 6,477,821

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Millennium Cell Inc. and its wholly owned subsidiary, MCE Ventures LLC. MCE Ventures is a Delaware limited liability company that was formed in 2002 to engage in limited strategic investment activities. All significant inter-company transactions and accounts have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All such securities were anti-dilutive for all periods presented.

NOTE 3—STOCK BASED COMPENSATION

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Mos. Ended Mar., 31,
	2005	2004
Net loss attributable to common stockholders —
As reported	$(3,117,200)	$(3,382,470)
Add: Total stock-based compensation expense included in net loss	505,207	322,138
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards	(580,899)	(518,254)
Net loss attributable to common stockholders — Pro forma	$(3,192,892)	$(3,578,586)
Net loss per share attributable to common
stockholders — As reported	$(0.08)	$(0.10)
Net loss per share attributable to common
stockholders — Pro forma	$(0.08)	$(0.10)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Mos. Ended March 31,
	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	.89	.57
Risk-free interest rate	3.74%	3.48%
Expected option term	5 years	5 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.22 and $1.25 in 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its financial statements.

NOTE 4—OPTIONS, WARRANTS AND NON-CASH CHARGES

    In August 2003, the Company exchanged 835,500 eligible stock options for 197,599 shares of restricted stock related to an exchange offer, which will fully vest in August 2005. During the quarter ended March 31, 2005, the Company recorded $49,400 for the non-cash charges for the August 2003 restricted stock awards issued to employees. The Company will recognize additional non-cash charges of $98,800 in the remainder of 2005.

    In March 2005, the Company issued 474,800 shares of restricted stock to employees with a fair market value of $1,044,560. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the quarter ended March 31, 2005, the Company recorded $449,161 in non-cash charges for restricted stock issued to employees which includes the amortization of restricted stock issued in March 2005 and the vesting of 189,920 shares of restricted stock during March 2005 based on the Company’s performance of certain acceleration of vesting features in the restricted stock plan. The Company will recognize additional non-cash charges of $94,011 in the remainder of 2005 and an additional $501,000 will be recorded through 2009, or earlier if other accelerated vesting features are met.

     On March 10, 2005, a warrant holder exercised 589,376 warrants with a strike price of $1.50 in connection with an agreement reached between the Company and the warrant holder wherein the Company agreed to reduce the strike price of the warrants from $3.93 to $1.50 in exchange for immediate exercise by the holder. As a result of this exercise, the Company received gross proceeds of $884,064 and such amounts were recorded as paid-in capital at March 31, 2005.

NOTE 5—PRIVATE PLACEMENTS

2004 Debentures

In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the “First Debentures”) were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. As of March 31, 2005, all of the First Debentures have been converted into 3,523,012 shares of the Company’s common stock.

In September 2004, the Company issued an additional $4.0 million of unsecured convertible debentures (“Additional Debentures”) under the private placement transaction that closed in February of 2004. Cash fees of $171,194 were deducted from the proceeds and 60,069 shares of common stock valued at $73,284 were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $3,755,522 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly. As of March 31, 2005, 2 million of the Additional Debentures were converted into 1,290,323 shares of the Company’s common stock.

Among other things, the terms and conditions of the debentures include covenants related to the Company’s continued listing on a nationally recognized stock market (which includes the NASDAQ National Market and/or The NASDAQ SmallCap Market), in the event that our average closing stock price is below $1.00, $0.75, or $0.50 for 30, 15 and 5 consecutive trading days, respectively, and minimum cash maintenance requirements of 80% of outstanding unsecured debentures. If there is an event of default under the debentures, the holder may elect to require us to prepay all of a portion of the principal amount of the debentures plus a 30% premium. The Company is in compliance with all applicable covenants at March 31, 2005.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company amortizes discounts on its debentures as interest expense, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. In the first quarter of 2005, the Company recognized a non-cash charge to interest expense of $65,399, respectively for amortization of discount on debentures.

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

In the first quarter of 2005, the Company converted $1.4 million of the First Debentures and $2.0 million of Additional Debentures into 664,008 and 1,290,323 shares of common stock, respectively, and a BCF of $98,000 was recorded to additional paid in capital.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 46,398 shares of common stock valued at $62,960 to employees as 401(k) Plan employer matching contributions during the three months ended March 31, 2005. In the first quarter of 2005, the Company issued 474,800 shares of common stock valued at $1,044,560 to employees as restricted stock. The Company also converted $3.4 million and $1.1 million of unsecured debentures into 1,954,331 and 443,210 shares of common stock during the three months ended March 31, 2005 and 2004, respectively.

NOTE 7—RELATED PARTY TRANSACTIONS

In October 2004, the Company’s Board of Directors approved a financial advisory services agreement with Andersen & Company LLC (“Andersen”), pursuant to which Andersen is to act as the Company’s Senior Financial Advisor. As Senior Financial Advisor, Andersen is required to support the Company’s efforts to raise capital through transactions that contemplate issuances of debt, equity and/or convertible securities by Millennium to strategic entities and financial investors. In consideration therefore, the Company paid Andersen a non-refundable retainer in the amount of $62,500 in cash. Further, upon the execution and delivery of definitive agreements with respect to a strategic transaction, Andersen is entitled to a fee equal to $62,500 payable in shares of restricted Common Stock which was paid in March 2005 by the issuance of 52,477 shares as of a result of the Company’s agreement with Dow (see Note 8).

NOTE 8—SUBSEQUENT EVENTS

Stock Purchase Agreement

On February 27, 2005, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with The Dow Chemical Company (“Dow”). The Stock Purchase Agreement represents the first step of a proposed joint development arrangement (the “Agreements”) with Dow. It is required in the Stock Purchase Agreement, that the Company’s stockholders approve the issuance of securities to the extent that such issuance, on an as converted, as exercised basis, exceeds 19.9% of the outstanding common stock or voting power of the Company. The Company received shareholder approval during the Company’s 2005 Annual Meeting of Stockholders, which was held on April 21, 2005. On April 25, 2005, the Company issued 155,724 shares of its Series A-0 Preferred Stock, par value $.001 per share, to Dow, convertible into 3% of the Company’s outstanding common stock. The Company claimed the exemption from registration under Section 4(2) of the Securities Act in connection with the issuance of the Series A Preferred Stock.

The purpose of the Agreements is for the two companies to jointly develop portable power solutions based on the Company’s Hydrogen on Demand® energy systems coupled with a fuel cell. The Joint Development Agreement has a three year term and Dow may terminate the Joint Development Agreement if milestones are not met and under certain other conditions. The Agreements contemplate a series of four milestones designed to culminate in a commercially available product. The milestones are focused on portable and/or consumer electronics applications. Achievement of milestones in either portable or consumer electronics applications will be sufficient to trigger equity transactions at Dow’s option to purchase $1.25 million of the Company’s Series B Convertible Preferred Stock, par value $.001 per share, and a grant of additional shares of Series A Preferred Stock. For more information regarding this transaction, see the Company’s Current Reports on Form 8-K filed on February 28, 2005, and April 26, 2005.

Series C Preferred Stock

In April 2005, the Company entered into a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement.  Pursuant to the terms of the agreement, the investors paid $10 million in cash for 10,000 shares of the Company’s Series C Convertible Preferred Stock, par value $.001 per share, which shares are convertible into common stock of the Company at an initial conversion price equal to $2 per share, subject to adjustment based on customary antidilution terms. The Series C Preferred Stock bears a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option. Three years after issuance, the Series C Preferred Stock is subject to mandatory redemption. Additionally, the Company issued to the investors three-year warrants to purchase 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution terms.

The Company claimed the exemption from registration under Section 4(2) of the Securities Act in connection with the issuance. Under the securities purchase agreement, the Company is obligated to file a resale registration statement with the SEC no later than May 25, 2005. For more information regarding this transaction, see the Company’s Current Report on Form 8-K that the Company filed with the SEC on April 27, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained herein under the caption “Forward-Looking Statements” for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Overview

We are engaged in the development of hydrogen battery technology for use primarily in portable electronic devices for the consumer, medical, military and industrial markets. We are developing this technology in partnership with corporate and government entities. Hydrogen on Demand® is the trademarked name for our proprietary hydrogen energy storage and delivery technology. Our technology is based on the culmination of work reflected in more than 30 patents (either granted or in application) that collectively provide us with a leading position in the system and fuel blend technology used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.

    Our losses have resulted primarily from costs associated with product development and research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of stock options and warrants to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to employee stock options and restricted stock, we expect to incur additional operating losses for the foreseeable future.

Results of Operations

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Revenues. Revenues for the three months ended March 31, 2005 were $79,901 compared to $25,000 for the same period of 2004. The increase was mainly attributable to our contract with Concurrent Technologies Corp. that began in the fourth quarter of 2004. While in the development stage, our revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended March 31, 2005 were $79,901 compared to $25,000 for the same period of 2004. The increase was mainly attributable to our contract with Concurrent Technologies Corp. that began in the fourth quarter of 2004. Cost of revenues during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended March 31, 2005 were $1,081,235 compared to $992,515 for the same period of 2004, an increase of $88,720. This increase is mostly attributable to our creating a new Sales, Marketing and Product Development department in the first quarter of 2005.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2005 were $868,758 compared to $1,611,161 for the same period of 2004, a decrease of $742,403. The decrease was mainly the result of an accrual of separation costs in the first quarter of 2004 in connection with our previous President and Chief Executive Officer. The remainder of the decrease is attributable to increased efficiency of our administrative and finance organizations and cost reduction activities.

Non-cash Compensation. Non-cash charges were $505,207 for the three months ended March 31, 2005 compared to $322,138 for the same period of 2004, an increase of $183,069. The non-cash charges increased because of the issuance of 474,000 shares of restricted stock issued to employees in 2005.

Depreciation and Amortization. Depreciation and amortization was $77,583 for the three months ended March 31, 2005 compared to $142,343 for the same period of 2004, a decrease of $64,760. The decrease reflects the impact of assets that have recently been fully depreciated.

Research and Development Expense. Research and development expenses were $217,742 for the three months ended March 31, 2005 compared to zero for the same period of 2004. We are reimbursed for expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride. During the quarter ended March 31, 2004, we did not incur any other type of research and development expenses which resulted in the increase of $217,742 for the three months ended March 31, 2005.
Interest Expense, net. Net interest expense was $382,664 for the three months ended March 31, 2005 compared to $314,313 for the same period of 2004, an increase of $68,351. The increase in net interest expense was caused mainly by a higher amount of debenture conversions during the first quarter of 2005 than in the same period of 2004. In the first quarter of 2005, approximately $3.4 million of debentures were converted as compared to $1.0 million in the same period of 2004. Interest expense is comprised of interest on debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on our debentures.

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

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2004 were $1,611,161 compared to $1,070,493 for the same period of 2003, an increase of $540,668. The increase was driven by the accrual of separation costs of approximately $591,000 as a result of the resignation of the our previous President and Chief Executive Officer in March 2004. The separation costs were comprised of salary, benefits and other costs in satisfaction of his employment contract.

Non-cash Compensation Charges. Non-cash charges were $322,138 for the three months ended March 31, 2004 compared to $1,095,406 for the same period of 2003, a decrease of $773,268. The non-cash charges in 2003 were primarily related to options issued below market to employees in 2000 and warrants issued to affiliates and other third parties for services rendered.

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

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1.25 million of membership interests in Millennium Cell LLC for cash, which subsequently were converted into shares of our common stock as of April 25, 2000. We also received a capital contribution of $0.5 million in the first quarter of 2000, and in May 2000, we sold 759,368 shares of our former Series A preferred stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a new private placement transaction. In April 2005, we received net proceeds of approximately $7,788,000 for the issuance of Series C Preferred Stock.

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

Private Placement Transactions

     During 2002, 2003 and 2004, we entered into a series of private placement financing transactions with three different institutional and accredited investors pursuant to the terms of separate securities purchase agreements among the Company and the purchasers. The private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placements collectively raised $26.0 million dollars through the sale of $4.0 million in common stock and the issuance of $22.0 million in convertible debentures. As of March 31, 2005, approximately $20.0 million of debentures had been converted into 10,584,366 shares of common stock and $2.0 million of unsecured debentures remain outstanding. See Note 5 of the notes to financial statements for more information about certain private placement transactions.

Stock Purchase Agreement

     On February 27, 2005, we entered into a Stock Purchase Agreement with The Dow Chemical Company. The Stock Purchase Agreement represents the first step of a proposed joint development arrangement with Dow. It is required in the Stock Purchase Agreement that our stockholders approve the issuance of securities to the extent that such issuance, on an as converted, as exercised basis, exceeds 19.9% of our outstanding common stock or voting power. We received shareholder approval during our 2005 Annual Meeting of Stockholders, which was held on April 21, 2005. On April 25, 2005, we issued 155,724 shares of our Series A-0 Preferred Stock to Dow, convertible into 3% of our common stock. We claimed the exemption from registration under Section 4(2) of the Securities Act in connection with the issuance of the Series A Preferred Stock.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The Joint Development Agreement has a three year term and Dow may terminate the Joint Development Agreement if milestones are not met and under certain other conditions. The Agreements contemplate a series of four milestones designed to culminate in a commercially available product. The milestones are focused on portable and/or consumer electronics applications. Achievement of milestones in either portable or consumer electronics applications will be sufficient to trigger equity transactions at Dow’s option to purchase $1.25 million of our Series B Preferred Stock and to receive a grant of additional shares of Series A Preferred Stock. For more information regarding this transaction, see our Current Reports on Form 8-K filed on February 28, 2005, and April 26, 2005.

Series C Preferred Stock

In April 2005, we entered into a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement.  Pursuant to the terms of the agreement, the investors paid $10 million in cash for 10,000 shares of our Series C Convertible Preferred Stock, par value $.001 per share, which shares are convertible into common stock of the Company at an initial conversion price equal to $2 per share, subject to adjustment based on customary antidilution terms. The Series C Preferred Stock bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option. Three years after issuance, the Series C Preferred Stock is subject to mandatory redemption. Additionally, we issued to the investors three-year warrants to purchase 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution terms.

We claimed the exemption from registration under Section 4(2) of the Securities Act in connection with the issuance. Under the securities purchase agreement, we are obligated to file a resale registration statement with the SEC no later than May 25, 2005. For more information regarding this transaction, see our Current Report on Form 8-K that we filed with the SEC on April 27, 2005.

Sources and Uses of Cash

As of March 31, 2005, we had $7,016,278 in cash and cash equivalents and restricted cash of $3,043,781. Cash used in operations totaled $2,324,599 and $2,030,864 in the first three months of 2005 and 2004, respectively, and related to funding our net operating losses. The restricted cash comprised $2.4 million of cash used for collateral in connection with Ballard's strategic investment in us and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated.

Investing activities used cash of $42,031 and $103,633 in the first three months of 2005 and 2004, respectively. Investing activities in 2005 consisted mainly of patent registration costs, while in 2004 we purchased laboratory equipment to support our research.

Commitments and Contingencies

In April 2001, we amended our main operating lease to provide for additional space for our principal operating offices and laboratories. The amended lease will expire in 2008 and contains options to renew for an additional eight years and requires us to pay our allocated share of taxes and operating costs in addition to the annual base rent payment.

In connection with the amended lease agreement, we issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of our cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in March 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. We repaid approximately $21,000 of the award during the second quarter of 2003, which represents 3% of our 2002 net sales. Based upon 4% of our 2003 net sales, $18,675 is due to be repaid in 2005. In addition, based upon 5% of our 2004 net sales, $10,091 is due to be repaid in 2005.

The Contractual Obligations discussed above are outlined in the following table:

Contractual Obligations	Payment due in fiscal years
	Total	2005 (remaining 9 months)	2006	2007	2008	2009

Operating lease - Facility	$ 1,775,803	$ 363,233	$ 484,310	$ 484,310	$ 443,950	$ —
Refundable grant obligation	205,940	31,163	—	—	—	174,777
Capital lease obligations	32,018	32,018	—	—	—	—
Convertible secured debentures	2,399,988	2,399,988	—	—	—	—
Convertible unsecured debentures	1,921,237	1,921,237	—	—	—	—

Total	$6,334,986	$4,747,639	$ 484,310	$ 484,310	$ 443,950	$174,777

    We believe that our current cash and cash equivalents, together with the cash that will be available from the recent financing transactions will be sufficient to satisfy anticipated cash needs of our operations through 2007. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Critical Accounting Policies

Application of Critical Accounting Policies

    The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Stock Options

We disclose pro forma information regarding net income and earnings per share that is required by SFAS No. 148. This information is required to be determined as if we had accounted for its employee stock options under the fair value method of that statement. We have estimated the fair value of options granted at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the pro forma disclosures of net loss and loss per share for those periods are not likely to be representative the pro forma effects on net loss and loss per share in future years.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our business is made known to management, including our Chief Executive Officer and our Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

(b) Changes in Internal Controls.

     Since the evaluation date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II

Item 1.    Legal Proceedings.

(a)  None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None.

(b)  None.

(c)  We have issued the following shares of our common stock to an institutional and accredited investor (“Investor”) upon conversion of an aggregate amount of $3,399,998.76 principal amount of our unsecured convertible debentures owned by the Investor:

Date	Amount of Unsecured Convertible Debentures	Number of Shares of Common Stock Issued
February 28, 2005 March 4, 2005 March 11, 2005	$2,000,000.65 $1,000,000.22 $399,997.89	1,290,323 485,437 178,571

We issued the shares of common stock set forth above in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The resale of the shares by the Investor is registered pursuant to a registration statement declared effective by the Securities and Exchange Commission.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Our 2005 Annual Meeting of Shareholders was held on April 21, 2005. The meeting was called for the following purposes: (1) to elect nine directors to serve on our Board of Directors, each for a one year term and until their respective successors are elected, (2) to ratify the Board of Directors’ appointment of Ernst & Young LLP as our independent public accountants for the 2005 fiscal year, and (3) to approve the issuance of our securities to The Dow Chemical Company to the extent that such issuance, on an as converted, as exercised basis, exceeds 19.9% of our outstanding common stock or voting power.  There were no shareholder proposals. The results of the voting was as follows:

Proposal (1):	VOTES FOR	WITHHELD
G. Chris Andersen	29,146,878	2,484,418
Kenneth R. Baker	31,402,543	228,753
Alexander MacLachlan	31,360,427	270,869
Peter A. McGuigan	31,393,880	237,416
Zoltan Merszei	29,226,335	2,404,961
H. David Ramm	31,271,218	360,078
James L. Rawlings	29,123,227	2,508,069
Richard L. Sandor	31,358,457	272,839
John R. Wallace	31,362,895	268,401

Proposal (2):                                           FOR         AGAINST     WITHHELD
Ratification of Ernst & Young LLP as our
independent public accountants                                   31,505,641      77,765         47,890

Proposal (3):                                               FOR        AGAINST     WITHHELD
Approve issuance of securities of the Company to
The Dow Chemical Company                                        11,378,432      333,282         62,369

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

       (a) Exhibits

10.1† — Stock Purchase Agreement, dated February 27, 2005, by and between the Company and The Dow Chemical Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2005).

31.1* — Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2* — Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1* — Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

† Previously filed
* Filed herewith

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
                                                Chief Executive Officer

May 13, 2005