Form 10-Q
period 2005-06-30
MILLENNIUM CELL INC
filed 2005-08-15
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,659,022 shares of Common Stock, par value $.001, were outstanding on August 5, 2005.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,”“us,”“our,” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, MCE Ventures LLC

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as “plan,”“believe,”“expect,”“anticipate,”“on target” and “intend” or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen battery technology and hydrogen delivery system, (ii) the cost and commercial availability of the quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen battery technology and hydrogen delivery system and our business plan, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (viii) our ability to enter into agreements with collaborators and strategic partners and the failure of our collaborators and strategic partners to perform under their agreements with us, (ix) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (x) our ability to secure government funding of our research and development and technology demonstration projects and (xi) other factors discussed under the caption “Investment Considerations”in our Annual Report on Form 10-K for the year ended December 31, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 12,332,546	$ 8,217,840
Restricted cash	3,174,219	2,445,500
Accounts receivable - trade	48,426	73,474
Accounts receivable - government	142,842	372,776
Prepaid expenses	71,085	261,467
Deferred financing costs	217,886	97,366
Total current assets	15,987,004	11,468,423
Property and equipment, net	559,011	663,576
Patents and licenses, net	596,655	538,802
Restricted cash	1,656,322	589,521
Deferred financing costs	369,398	—
Security deposit	45,676	45,676
	$ 19,214,066	$ 13,305,998
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 260,153	$ 282,586
Accrued expenses	809,592	593,698
Accrued separation	39,736	318,368
Short-term portion of capital lease obligation	23,762	37,036
Short-term portion of refundable grant obligation	28,766	28,766
Deferred compensation	65,037	65,037
Convertible unsecured debentures, net of discount	970,463	5,137,335
Convertible secured debentures, net of discount	2,399,988	2,399,988
Deferred revenue	85,000	85,000
Total current liabilities	4,682,497	8,947,814
Redeemable Series C preferred stock, net of discount (Note 5)	9,029,262	—
Refundable grant obligation	177,174	177,174
Capital lease obligation and other long-term liabilities	—	2,669

Commitments and contingencies
Stockholders' equity:
Preferred Stock
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 155,724 issued and outstanding as of June 30, 2005	2,413,722	—
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 0 issued and outstanding as of June 30, 2005.	—	—
Common stock, $.001 par value; authorized 70,000,000 shares,
43,169,551 and 39,113,963 shares issued and outstanding
as of June 30, 2005 and December 31, 2004, respectively	43,170	39,114
Additional paid-in capital	93,759,763	85,663,479
Deferred compensation	(654,067)	(188,805)
Deficit accumulated during development stage	(90,237,455)	(81,335,447)
Total stockholders' equity	5,325,133	4,178,341
	$ 19,214,066	$ 13,305,998

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	Amounts From
	2005	2004	2005	2004	Inception

Revenue	48,426	90,000	$ 128,327	$ 115,000	$ 1,513,052
Cost of revenue	48,426	90,000	128,327	115,000	1,426,309
Gross margin	—	—	—	—	86,743

Product development and marketing	799,399	782,986	1,880,634	1,775,501	21,873,009
General and administrative
(excluding non-cash charges)	1,858,276	629,845	2,727,034	2,241,006	22,942,805
Non-cash charges (1)	2,525,075	269,864	3,030,282	592,002	28,266,295
Restructuring expense	—	—	—	—	104,982
Depreciation and amortization	63,566	149,997	141,150	292,340	2,836,512
Research and development	207,437	91,096	425,178	91,096	9,011,901
Total operating expenses	5,453,753	1,923,788	8,204,278	4,991,945	85,035,504
Loss from operations	(5,453,753)	(1,923,788)	(8,204,278)	(4,991,945)	(84,948,761)
Other income, net	—	—	(15,989)	—	(15,989)
Interest expense, net	331,055	987,070	713,719	1,301,383	3,164,893
Equity in losses of affiliates	—	—	—	—	856,078
Loss before income taxes	(5,784,808)	(2,910,858)	(8,902,008)	(6,293,328)	(88,953,743)
Benefit from income taxes	—	—	—	—	867,169
Net loss	(5,784,808)	(2,910,858)	(8,902,008)	(6,293,328)	(88,086,574)
Preferred stock amortization	—	—	—	—	2,150,881
Net loss applicable to common stockholders	$ (5,784,808)	$ (2,910,858)	$ (8,902,008)	$ (6,293,328)	$ (90,237,455)
Loss per share -- basic and diluted	$ (.14)	$ (.08)	$ (.21)	$ (.17)	$ (3.04)
Weighted -- average number of shares outstanding	42,611,508	39,986,184	41,405,353	36,188,826	29,716,005

(1) See note 4 for more information
See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months	Six months	Cumulative
	Ended	Ended	Amounts from
	June 30, 2005	June 30, 2004	Inception
OPERATING ACTIVITIES
Net loss	$ (8,902,008)	$ (6,293,328)	$ (88,086,574)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	141,150	292,340	2,836,512
Amortization of discount on debentures	296,818	498,632	2,019,138
Beneficial conversion feature on debentures	168,000	385,756	2,022,582
Amortization of deferred financing costs	119,917	360,660	1,084,493
Non-cash interest charges	153,100	—	295,617
Losses on investment in affiliate	—	—	856,078
Non-cash charges	3,030,282	592,002	28,266,295
Changes in operating assets and liabilities:
Accounts receivable	254,982	(172,232)	(191,268)
Prepaid expenses and other assets	252,881	73,774	(54,261)
Accounts payable and accrued expenses	(186,934)	862,807	1,659,085
Deferred revenue	—	87,500	2,484,988
Net cash used in operating activities	(4,671,812)	(3,312,089)	(46,807,315)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(97,585)	(2,885,446)
Patent registration costs	(94,438)	(29,934)	(802,719)
Restricted cash	(1,795,520)	(13,751)	(4,830,541)
Investment in affiliate	—	—	(856,078)
Net cash used in investing activities	(1,889,958)	(141,270)	(9,374,784)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,172,755	408,189	39,394,208
Underwriting and other expenses of initial
public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	—	5,600,000	21,428,806
Proceeds from redeemable Series C preferred stock	10,000,000	—	10,000,000
Deferred financing costs	(480,336)	(362,015)	(1,178,720)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
Payment of capital lease obligation	(15,943)	(14,186)	(62,422)
Proceeds from grant, net	—	—	205,940
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash provided by financing activities	10,676,476	5,631,988	68,514,645
Net change in cash and cash equivalents	4,114,706	2,178,629	12,332,546
Cash and cash equivalents, beginning of
period	8,217,840	6,004,173	—
Cash and cash equivalents, end of period	$ 12,332,546	$ 8,182,802	$ 12,332,546

Supplemental cash flow information:
Please see note 4 for more information

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Deferred	Series A	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Preferred	Deficit	Equity
Balance at December 31, 2004	39,113,963	$ 39,114	$ 85,663,479	$ (188,805)	$ —	$ (81,335,447)	$ 4,178,341
Issuance of common stock from conversion of debentures	2,656,302	2,656	4,397,343	—	—	—	4,399,999
Beneficial conversion feature of debentures	—	—	168,000	—	—	—	168,000
Issuance of common stock for debt financing costs	52,477	53	62,448	—	—	—	62,501
Issuance of common stock from exercise of options	120,288	120	288,571	—	—	—	288,691
Issuance of common stock for Board of Director compensation	11,183	11	14,527	—	—	—	14,538
Amortization of restricted stock awards	—	—	—	579,298	—	—	579,298
Issuance of common stock for restricted stock awards	474,800	475	1,044,085	(1,044,560)	—	—	—
Issuance of common stock for exercise of warrants	589,376	589	883,475	—	—	—	884,064
Issuance of common stock for interest payments	104,764	105	152,995	—	—	—	153,100
Issuance of stock for 401(k) plan matching contributions	46,398	47	62,912	—	—	—	62,959
Warrant coverage on Series C Preferred Stock	—	—	1,021,928	—	—	—	1,021,928
Issuance of Series A Preferred Stock to The Dow Chemical Company	—	—	—	—	2,413,722	—	2,413,722
Net loss	_________	_______	___________	___________	_________	(8,902,008)	(8,902,008)
Balance at June 30, 2005	43,169,551	$ 43,170	$ 93,759,763	$ (654,067)	$ 2,413,722	$ (90,237,455)	$ 5,325,133

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain 2004 amounts have been reclassified to conform to the 2005 presentation. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2--EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All such securities were anti-dilutive for all periods presented.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Mos. Ended June, 30,		Six Mos. Ended June, 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders —
As reported	$(5,784,808)	$(2,910,858)	$(8,902,008)	$(6,293,328)
Add: Total stock-based compensation expense included in net loss	111,353	269,864	616,560	592,002
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards	(114,286)	(496,376)	(645,785)	(1,014,848)
Net loss attributable to common stockholders — Pro forma	$(5,787,741)	$(3,137,370)	$(8,931,233)	$(6,716,174)
Net loss per share attributable to common
stockholders — As reported	$(0.14)	$(0.08)	$(0.21)	$(0.17)
Net loss per share attributable to common
stockholders — Pro forma	$(0.14)	$(0.08)	$(0.22)	$(0.19)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three and Six Mos. Ended June 30,
	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	.89	.57
Risk-free interest rate	3.74%	3.48%
Expected option term	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.22 and $1.20 in 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." which revises SFAS No.123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company has not yet determined what the implication will be.

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

In August 2003, the Company exchanged 835,500 eligible stock options for 197,599 shares of restricted stock pursuant to an exchange offer, which share of restricted stock, will fully vest in August 2005. During the quarter ended June 30, 2005, the Company recorded $49,400 for the non-cash charges for the August 2003 restricted stock awards issued to employees. The Company will recognize additional non-cash charges of $49,400 in the third quarter of 2005.

In March 2005, the Company issued 474,800 shares of restricted stock to employees with a fair market value of $1,044,560. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the six months ended June 30, 2005, the Company recorded $480,498 in non-cash charges for restricted stock issued to employees that includes the amortization of restricted stock issued in March 2005 and the vesting of 189,920 shares of restricted stock during March 2005 based on the Company’s performance of certain acceleration of vesting features in the restricted stock plan. The Company will recognize additional non-cash charges of $62,674 in the remainder of 2005 and an additional $501,000 will be recorded through 2009, or earlier if other accelerated vesting features are met. The Company issued 155,724 shares of Preferred Series A Stock on April 25, 2005 and recorded a $2,413,722 non-cash charge to our Product Development department for this issuance. (See Note 5 for more information)

The following table is a breakdown by function of non-cash charges:

	Non-Cash Charges
	Three Mos. Ended June, 30,		Six Mos. Ended June, 30,
	2005	2004	2005	2004
Product development and marketing	$ 2,433,753	$ 12,256	$ 2,548,649	$ 76,226
General and administrative	86,476	254,643	438,141	497,334
Research and development	4,846	2,965	43,492	18,442
Total	$ 2,525,075	$ 269,864	$ 3,030,282	$ 592,002

NOTE 5—PRIVATE PLACEMENTS

2004 Debentures

In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company claimed the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. The SEC declared the registration of shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the “First Debentures”) were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. As of June 30, 2005, all of the First Debentures have been converted into 3,523,012 shares of the Company’s common stock.

In September 2004, the Company issued an additional $4.0 million of unsecured convertible debentures (“Additional Debentures”) under the private placement transaction that closed in February of 2004. Cash fees of $171,194 were deducted from the proceeds and 60,069 shares of common stock valued at $73,284 were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $3,755,522 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly. As of June 30, 2005, $3.0 million of the Additional Debentures had been converted into 1,992,294 shares of the Company’s common stock.

Among other things, the terms and conditions of the debentures include covenants related to the Company’s continued listing on a nationally recognized stock market (which includes The NASDAQ SmallCap Market), in the event that the average closing stock price of the Company’s common stock is below $1.00, $0.75, or $0.50 for 30, 15 and 5 consecutive trading days, respectively, and minimum cash maintenance requirements of 80% of outstanding unsecured debentures. If there is an event of default under the debentures, the holder may elect to require us to prepay all of a portion of the principal amount of the debentures plus a 30% premium. As of June 30, 2005, the Company was in compliance with all applicable covenants under the debentures.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company amortizes discounts on its debentures as interest expense, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. In the second quarter of 2005, the Company recognized a non-cash charge to interest expense of $49,227, for amortization of discount on debentures.

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

In the second quarter of 2005, the Company converted $1.0 million of Additional Debentures into 701,971 shares of common stock, and a BCF of $70,000 was recorded to additional paid in capital.

        Series A Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with such closing, the Company issued 155,724 shares of its Series A Preferred Stock (“Series A”) to Dow, convertible into shares of common stock on a one to ten ratio. As a result of the Series A issuance to Dow, for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 to product development costs based on the market value of the common stock as of April 25, 2005. The Series A has substantially the same rights of the Company’s common stock, therefore the Series A was valued based on the closing price of the Company’s common stock on April 25, 2005. The Company claimed an exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with such issuance.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on the Company’s Hydrogen on Demand® energy systems coupled with a fuel cell. The Joint Development Agreement has a three year term and Dow may terminate the Joint Development Agreement if milestones are not met and under certain other conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on portable and/or consumer electronics applications. Achievement of milestones in either portable or consumer electronics applications will be sufficient to trigger equity transactions at Dow’s option to purchase an additional $1.25 million of the Company’s preferred stock based on the market value of the common stock as defined in the joint development arrangement.

For more information regarding the Dow joint development arrangement, the first closing thereunder and the Series A exchange offer conducted by the Company with respect to such shares, see the Company’s Current Reports on Form 8-K filed with the SEC on February 28, 2005, April 26, 2005 (first filing) and May 17, 2005.

Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement with such investors.  Pursuant to the terms of such agreement, the investors paid $10 million in cash for 10,000 shares of the Company’s Redeemable Series C Preferred Stock (“Series C”). The Series C are convertible into shares of common stock of the Company at a ratio of one to five hundred, at any time, at an initial conversion price equal to $2 per share, or lower under certain conditions. The Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock to the liquidation preference. Three years after issuance, the Series C is subject to mandatory redemption by the Company. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution terms, which were valued at $1,021,928 at the date of issuance and recorded at a discount as a reduction to debt and as additional paid-in-capital. As required by the Series C agreement the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to $1,800,000, were classified as restricted cash on the balance sheet as of June 30, 2005. In June of 2005, the Company paid $128,493 in the aggregate for the first quarterly dividend payments in respect of the Series C. The dividend was recorded as interest expense since the Series C was recorded as a liability as of June 30, 2005.

The Company claimed the exemption from registration under Section 4(2) of the Securities Act in connection with the issuance. The Company filed a resale registration statement with the SEC covering the resale of shares of common stock underlying the Series C Preferred Stock and warrants issued to the holders thereof, and it was declared effective on July 27, 2005. For more information regarding this Series C Preferred Stock private placement and the exchange offer conducted by the Company with respect to such shares, see the Company’s Current Reports on Form 8-K filed with the SEC on April 26, 2005 and May 17, 2005.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 46,398 and 31,505 shares of common stock valued at $62,960 and $63,010 to employees as 401(k) Plan employer matching contributions during the first half of 2005 and 2004, respectively. In the first quarter of 2005 and 2004, the Company issued 474,800 and 64,480 shares of common stock valued at $1,044,560 and $153,277 to employees as restricted stock. The 2004 restricted stock vested upon issuance. See note 4 for vesting period of 2005 restricted stock issued to employees. The Company also converted $4.4 million and $2.0 million of unsecured debentures into 2,656,302 and 1,042,012 shares of common stock during the six months ended June 30, 2005 and 2004, respectively.

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

Results of Operations

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Revenues. Revenues for the three months ended June 30, 2005 were $48,426 compared to $90,000 for the same period of 2004, a decrease of $41,574. The decrease was mainly attributable to the timing of revenue recognition of our project with Peugeot Citroen Automobile. While in the development stage, our revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended June 30, 2005 was $48,426 compared to $90,000 for the same period of 2004, a decrease of $41,574. The decrease was mainly attributable to our timing of revenue recognition of our project with Peugeot. Cost of revenues during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended June 30, 2005 were $799,399 compared to $782,986 for the same period of 2004, an increase of $16,413. This increase is mostly attributable to the increase in the marketing staff in the first quarter of 2005.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2005 were $1,858,276 compared to $629,844 for the same period of 2004, an increase of $1,228,432. The increase was mainly the result of the professional fees associated with the consummation of the joint development arrangement with Dow and the Series C Preferred Stock private placement transaction, and NASDAQ compliance matters in connection with such transactions.

Non-cash Charges. Non-cash charges were $2,525,075 for the three months ended June 30, 2005 compared to $269,844 for the same period of 2004, an increase of $2,255,231. The non-cash charges increased mainly because of the joint development agreement with The Dow Chemical Company. We issued 155,724 shares of Series A Preferred Stock on April 25, 2005 and recorded a $2,413,722 non-cash charge as a product development expense for this issuance.

The following table is a breakdown by function of non-cash charges:

	Non-Cash Charges
	Three Mos. Ended June, 30,
	2005	2004
Product development and marketing	$ 2,433,753	$ 12,256
General and administrative	86,476	254,643
Research and development	4,846	2,965
Total	$ 2,525,075	$ 269,864

Depreciation and Amortization. Depreciation and amortization was $63,566 for the three months ended June 30, 2005 compared to $149,997 for the same period of 2004, a decrease of $86,431. The decrease reflects the impact of assets that have recently been fully depreciated.

Research and Development Expense. Research and development expenses were $207,438 for the three months ended June 30, 2005 compared to $91,096 for the same period of 2004, an increase of $116,342. The increase is due to lower cost sharing receipts under the Department of Energy program during the second quarter of 2005. We are reimbursed for expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride.

Interest Expense, net. Net interest expense was $331,055 for the three months ended June 30, 2005 compared to $987,070 for the same period of 2004, a decrease of $656,015. The decrease in net interest expense was caused mainly by a lower amount of debt issue costs, discount amortization as a result of the lower remaining balance of the debentures and BCF charges due to lower conversions in 2005 than in 2004. Interest expense is comprised of interest on Series C Preferred Stock dividends, debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on our debentures.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Revenues. Revenues for the six months ended June 30, 2005 were $128,327 compared to $115,000 for the same period of 2004, an increase of $13,327. The increase was mainly attributable to our contract with Concurrent Technologies Corporation that began in the fourth quarter of 2004. While in the development stage, our revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the six months ended June 30, 2005 was $128,327 compared to $115,000 for the same period of 2004, an increase of  $13,327. The increase was mainly attributable to our contract with Concurrent Technologies Corporation that began in the fourth quarter of 2004. Cost of revenues during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project.

Product Development and Marketing Expense. Product development and marketing expenses for the six months ended June 30, 2005 were $1,880,634 compared to $1,775,501 for the same period of 2004, an increase of $105,133. This increase is mostly attributable to increase in the marketing staff in the first quarter of 2005.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2005 were $2,727,034 compared to $2,241,006 for the same period of 2004, an increase of $486,028. The increase was mainly the result of the professional fees associated with the consummation of the joint development arrangement with Dow and the Series C Preferred Stock private placement, the exchange offers with respect to the Series A Preferred Stock and Series C Preferred Stock, and NASDAQ compliance matters in connection with such private placement transactions.

Non-cash Charges. Non-cash charges were $3,030,282 for the six months ended June 30, 2005 compared to $592,002 for the same period of 2004, an increase of $2,438,280. The non-cash charges increased mainly because of the joint development agreement with The Dow Chemical Company. We issued 155,724 shares of Series A Preferred  Stock on April 25, 2005 and recorded a $2,413,722 non-cash charge as a product development expense for this issuance.

The following table is a breakdown by function of non-cash charges:

Non-Cash Charges
	Six Mos. Ended, June. 30,
	2005	2004
Product Development	$ 2,548,649	$ 76,226
General and Administrative	438,141	497,334
Research and Development	43,492	18,442
Total	$ 3,030,282	$ 592,002

Depreciation and Amortization. Depreciation and amortization was $141,150 for the six months ended June 30, 2005 compared to $292,340 for the same period of 2004, a decrease of $151,190. The decrease reflects the impact of assets that have recently been fully depreciated.

Research and Development Expense. Research and development expenses were $425,178 for the six months ended June 30, 2005 compared to $91,096 for the same period of 2004, an increase of $334,082. The increase is due to lower cost sharing receipts under the Department of Energy program during the second quarter of 2005. We are reimbursed for expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride.

Interest Expense, net. Net interest expense was $713,719 for the six months ended June 30, 2005 compared to $1,301,382 for the same period of 2004, a decrease of $587,663. The decrease in net interest expense was caused mainly by a lower amount of debt issue costs, discount amortization as a result of the lower remaining balance of the debentures. Interest expense is comprised of interest on Series C Preferred Stock dividend, debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on our debentures.

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

Private Placement Transactions 2002, 2003, and 2004

During 2002, 2003 and 2004, we entered into a series of private placement financing transactions with three different institutional and accredited investors pursuant to the terms of separate securities purchase agreements among the Company and the purchasers. The private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placements collectively raised $26.0 million dollars through the sale of $4.0 million in common stock and the issuance of $22.0 million in convertible debentures. As of June 30, 2005, approximately $21.0 million of debentures had been converted into 11,286,377 shares of common stock and $1.0 million of unsecured debentures remain outstanding. See Note 5 of the notes to financial statements for more information about the private placement transactions.

    Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement with such investors.  Pursuant to the terms of such agreement, the investors paid $10 million in cash for 10,000 shares of our Redeemable Series C Preferred Stock . The Series C are convertible into a shares of common stock of the Company at a ratio of one to five hundred at any time, at an initial conversion price equal to $2 per share, or lower under certain conditions. The Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock with respect to liquidation preference. Three years after issuance, the Series C is subject to mandatory redemption by the Company. Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution terms, which were valued at $1,021,928 at the date of issuance and recorded at a discount as a reduction to debt and as additional paid-in-capital. As required by the Series C purchase agreement we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to $1,800,000, were classified as restricted cash on the balance sheet as of June 30, 2005. In June of 2005, we paid $128,493 in the aggregate for the first quarterly dividend payments in respect of the Series C. The dividend was recorded as interest expense since the Series C was recorded as a liability as of June 30, 2005.

We claimed the exemption from registration under Section 4(2) of the Securities Act in connection with the issuance. We filed a resale registration statement with the SEC covering the resale of shares of common stock underlying the Series C Preferred Stock and warrants issued to the holders thereof, and it was declared effective on July 27, 2005. For more information regarding this Series C Preferred Stock private placement and the exchange offer conducted by the Company with respect to such shares, see our Current Reports on Form 8-K filed with the SEC on April 26, 2005 (first filing) and May 17, 2005.

    Series A Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with Dow.  In connection with such closing, we issued 155,724 shares of its Series A to Dow, convertible into shares of common stock on a one to ten ratio. As a result of the Series A issuance to Dow, for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 to product development costs based on the market value of the common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of our common stock on April 25, 2005. We claimed and exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with such issuance.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The Joint Development Agreement has a three year term and Dow may terminate the Joint Development Agreement if milestones are not met and under certain other conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on portable and/or consumer electronics applications. Achievement of milestones in either portable or consumer electronics applications will be sufficient to trigger equity transactions at Dow’s option to purchase an additional $1.25 million of our preferred stock based on the market value of the common stock as defined in the joint development arrangement.

For more information regarding the Dow joint development arrangement, the first closing thereunder and the Series A exchange offer conducted by the Company with respect to such shares, see our Current Reports on Form 8-K filed with the SEC on February 28, 2005, April 26, 2005 (first filing) and May 17, 2005.

  Sources and Uses of Cash

As of June 30, 2005, we had $12,332,546 in cash and cash equivalents and restricted cash of $4,830,541. Cash used in operations totaled $4,671,812 and $3,312,089 in the first half of 2005 and 2004, respectively, and related to funding our net operating losses.

Investing activities used cash of $1,889,958 and $141,270 in the first half of 2005 and 2004, respectively. Investing activities in 2005 consisted of patent registration costs, while in 2004 we purchased laboratory equipment to support our research. Restricted cash is comprised of $2.4 million of cash used for collateral in connection with Ballard's strategic investment in us, $1.8 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated. The $1.8 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

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

The Contractual Obligations discussed above are outlined in the following table:

	Payment due in fiscal years
Contractual Obligations	Total	2005 (remaining 6 months)	2006	2007	2008	2009
Operating Lease - Facility	$ 1,654,725	$ 242,155	$ 484,310	$ 484,310	$ 443,950	$ —
Refundable grant obligation	205,940	28,766	—	—	—	177,174
Capital lease obligations	23,428	23,428	—	—	—	—
Convertible secured debentures	2,399,988	2,399,988	—	—	—	—
Convertible unsecured debentures (1)	970,463	970,463	—	—	—	—
Redeemable Series C preferred stock (1)	9,029,262	—	—	—	9,029,262	—
Total	$14,283,806	3,664,800	$ 484,310	$ 484,310	$ 9,473,212	$ 177,174

(1)	Convertible unsecured debentures and Redeemable Series C Preferred Stock are convertible into common stock at the Company’s decision or can be satisfied with cash.

We believe that our current cash and cash equivalents will be sufficient to satisfy anticipated cash needs of our operations through 2007. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Convertible Debt and Series C Preferred Stock

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

We account for the Beneficial Conversion Feature (“BCF”) of convertible debt and Series C Preferred Stock in accordance with Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF No. 00-27"), and EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF No. 98-5"). As a result of certain conversion price discounts included within our outstanding debt instruments, we will record interest expense resulting from BCFs as described under the caption "Liquidity and Capital Resources" above.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

Since the evaluation date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II

Item 1. Legal Proceedings.

(a)  None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of our issuances of shares of Series A Preferred Stock and Series C Preferred Stock during the period covered by this quarterly report, as well as the exchange offers conducted by us with respect to such shares, see our disclosure contained in Part I of this quarterly report and in our Current Reports on Form 8-K referenced herein, each of which is hereby incorporated herein by reference.

We have issued the following shares of our common stock (“Shares”) to an institutional and accredited investor (“Investor”) upon conversion of an aggregate amount of $1,000,000.80 principal amount of our unsecured convertible debentures owned by the Investor:

Date	Amount of Unsecured Convertible Debentures	Number of Shares of Common Stock Issued
June 7, 2005 June 14, 2005	$500,000.20 $500,000.60	357,143 344,828
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Reference is hereby made to our disclosure in Item 4 of Part II of our Quarterly Report on Form 10-Q for the quarter ending March 31, 2005, which is hereby incorporated herein by reference.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits

10.1†	—
Stock Purchase Agreement, dated February 27, 2005, by and between the Company and The Dow Chemical Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2005)

10.2†	—
Securities Purchase Agreement, dated April 20, 2005, by and among the Company and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 26, 2005, (first filing))

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

___________________
† Previously filed.
* Filed herewith.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

Exhibits 31.1, 31.2 and 32.1 to this Quarterly Report on Form 10-Q include Certifications of our Chief Executive Officer and our Chief Financial Officer.

The first two forms of Certification are required by Rule 13a-14 under the Exchange Act in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The Section 302 Certifications include references to an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting”. Item 4 of Part I of this Quarterly Report presents the conclusions of our Chief Executive Officer and our Chief Financial Officer about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certifications), and contain additional information concerning disclosures to our Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud and related matters.

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
                                        MILLENNIUM CELL INC.
                          (Registrant)

                                        /s/H. David Ramm
                                        H. David Ramm
   Chief Executive Officer

August 15, 2005