Form 10-Q
period 2005-09-30
MILLENNIUM CELL INC
filed 2005-11-15
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,413,092 shares of Common Stock, par value $.001, were outstanding on November 10, 2005.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,”“us,”“our,” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, MCE Ventures LLC.

Unless the context otherwise requires, all references herein to our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock shall refer to our Series A2 Convertible Preferred Stock and Series C2 Convertible Preferred Stock, respectively, to reflect the exchange offers we completed on June 30, 2005 with respect to such securities. For more information regarding the exchange offers, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 11,022,972	$ 8,217,840
Restricted cash	2,484,467	2,445,500
Accounts receivable - trade	111,399	73,474
Accounts receivable - government	93,780	372,776
Prepaid expenses	272,906	261,467
Deferred financing costs	101,861	97,366
Total current assets	14,087,385	11,468,423
Property and equipment, net	503,877	663,576
Patents and licenses, net	613,015	538,802
Restricted cash	1,569,650	589,521
Deferred financing costs	178,256	—
Security deposit	45,676	45,676
	$ 16,997,859	$ 13,305,998
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 468,678	$ 282,586
Accrued expenses	829,119	593,698
Accrued separation	—	318,368
Short-term portion of capital lease obligation	18,079	37,036
Short-term portion of refundable grant obligation	28,766	28,766
Deferred compensation	108,018	65,037
Convertible unsecured debentures, net of discount	—	5,137,335
Deferred revenue	85,000	85,000
Total current liabilities	1,537,660	6,547,826
Convertible secured debentures, net of discount	2,399,988	2,399,988
Redeemable Series C preferred stock, net of discount (Note 5)	5,260,970	—
Refundable grant obligation	177,174	177,174
Capital lease obligation and other long-term liabilities	—	2,669

Commitments and contingencies
Stockholders' equity:
Preferred stock
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 155,724 issued and outstanding as of September 30, 2005	2,413,722	—
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, none issued and outstanding as of September 30, 2005.	—	—
Common stock, $.001 par value; authorized 70,000,000 shares,
46,229,717 and 39,113,963 shares issued and outstanding
as of September 30, 2005 and December 31, 2004, respectively.	46,230	39,114
Additional paid-in capital	99,389,929	85,663,479
Deferred compensation	(630,603)	(188,805)
Deficit accumulated during development stage	(93,597,211)	(81,335,447)
Total stockholders' equity	7,622,067	4,178,341
	$ 16,997,859	$ 13,305,998

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30	September 30,	September 30,	Amounts From
	2005	2004	2005	2004	Inception

Revenue	$ 140,148	$ 10,000	$ 268,475	$ 125,000	$ 1,653,200
Cost of revenue	100,673	10,000	229,000	125,000	1,526,982
Gross margin	39,475	—	39,475	—	126,218

Product development and marketing	867,219	904,063	2,747,853	2,679,564	22,740,228
General and administrative
(excluding non-cash charges)	1,438,435	782,676	4,165,469	3,023,682	24,381,240
Non-cash charges (Note 4)	102,308	126,356	3,132,590	718,358	28,368,603
Restructuring expense	—	—	—	—	104,982
Depreciation and amortization	75,433	128,477	216,583	420,817	2,911,945
Research and development	98,984	27,997	524,162	119,093	9,110,885
Total operating expenses	2,582,379	1,969,569	10,786,657	6,961,514	87,617,883
Loss from operations	(2,542,904)	(1,969,569)	(10,747,182)	(6,961,514)	(87,491,665)
Other income, net	—	—	(15,989)	—	(15,989)
Interest expense, net	816,853	365,364	1,530,571	1,666,747	3,981,745
Equity in losses of affiliates	—	—	—	—	856,078
Loss before income taxes	(3,359,757)	(2,334,933)	(12,261,764)	(8,628,261)	(92,313,499)
Benefit from income taxes	—	—	—	—	(867,169)
Net loss	(3,359,757)	(2,334,933)	(12,261,764)	(8,628,261)	(91,446,330)
Preferred stock amortization	—	—	—	—	2,150,881
Net loss applicable to common stockholders	$ (3,359,757)	$ (2,334,933)	$ (12,261,764)	$ (8,628,261)	$ (93,597,211)
Loss per share -- basic and diluted	$ (.08)	$ (.06)	$ (.29)	$ (.24)	$ (3.09)
Weighted -- average number of shares outstanding	44,360,337	37,701,400	42,392,779	36,696,629	30,262,790

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months	Nine months	Cumulative
	Ended	Ended	Amounts from
	September 30, 2005	September 30, 2004	Inception
OPERATING ACTIVITIES
Net loss	$ (12,261,764)	$ (8,628,261)	$ (91,446,330)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	216,583	420,817	2,911,944
Amortization of discount on debentures	782,063	660,793	2,504,383
Beneficial conversion feature on debentures	168,000	455,757	2,022,582
Amortization of deferred financing costs	388,021	474,569	1,352,597
Non-cash interest charges	232,106	—	374,623
Losses on investment in affiliate	—	—	856,078
Non-cash charges	3,132,590	718,358	28,368,603
Changes in operating assets and liabilities:
Accounts receivable	241,071	(194,379)	(205,179)
Prepaid expenses and other assets	(11,439)	(133,775)	(318,580)
Accounts payable and accrued expenses	500,239	446,041	2,346,258
Deferred revenue	—	85,000	2,484,988
Net cash used in operating activities	(6,612,530)	(5,695,080)	(48,748,033)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(97,585)	(2,885,446)
Patent registration costs	(131,097)	(33,669)	(839,378)
Restricted cash	(1,019,096)	(21,179)	(4,054,117)
Investment in affiliate	—	—	(856,078)
Net cash used in investing activities	(1,150,193)	(152,433)	(8,635,019)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,172,755	345,324	39,394,208
Underwriting and other expenses of initial
public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	—	9,428,806	21,428,806
Proceeds from redeemable Series C preferred stock	10,000,000	—	10,000,000
Deferred financing costs	(583,272)	(150,438)	(1,281,656)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
Payment of capital lease obligation	(21,626)	(21,610)	(68,107)
Proceeds from grant, net	—	—	205,940
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash provided by financing activities	10,567,857	9,602,082	68,406,024
Net change in cash and cash equivalents	2,805,132	3,754,569	11,022,972
Cash and cash equivalents, beginning of
period	8,217,840	6,004,173	—
Cash and cash equivalents, end of period	$ 11,022,972	$ 9,758,742	$ 11,022,972

Supplemental cash flow information
Please see note 4 for more information
MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
			Additional				Total
	Common Stock		Paid-In	Deferred	Series A	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Preferred	Deficit	Equity
Balance at December 31, 2004	39,113,963	$ 39,114	$ 85,663,479	$ (188,805)	$ —	$ (81,335,447)	$ 4,178,341
Issuance of common stock from conversion of debentures	5,475,205	5,475	9,618,523	—	—	—	9,623,998
Beneficial conversion feature of debentures	—	—	168,000	—	—	—	168,000
Issuance of common stock for debt financing costs	52,477	53	62,447	—	—	—	62,500
Issuance of common stock from exercise of options	120,288	120	288,571	—	—	—	288,691
Issuance of common stock for Board of Director compensation	97,202	97	158,091	—	—	—	158,188
Issuance of common stock for Chief Executive Officer compensation	50,000	50	85,450	—	—	—	85,500
Amortization of restricted stock awards	—	—	—	602,762	—	—	602,762
Issuance of common stock for restricted stock awards	474,800	475	1,044,085	(1,044,560)	—	—	—-
Issuance of common stock for exercise of warrants	589,376	589	883,475	—	—	—	884,064
Issuance of common stock for interest payments	145,454	146	231,960	—	—	—	232,106
Issuance of stock for 401(k) plan matching contributions	110,952	111	163,920	—	—	—	164,031
Warrant coverage on Series C Preferred Stock	—	—	1,021,928	—	—	—	1,021,928
Issuance of Series A Preferred Stock to The Dow Chemical Company	—	—	—	—	2,413,722	—	2,413,722
Net loss	_________	_______	___________	___________	_________	(12,261,764)	(12,261,764)
Balance at September 30, 2005	46,229,717	$ 46,230	$ 99,389,929	$ (630,603)	$ 2,413,722	$ (93,597,211)	$ 7,622,067

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

NOTE 3--STOCK BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Mos. Ended Sept, 30,		Nine Mos. Ended Sept, 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders —
As reported	$(3,359,757)	$(2,334,933)	$(12,261,764)	$(8,628,261)
Add: Total stock-based compensation expense included in net loss	102,308	126,356	718,868	718,358
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards	(115,204)	(316,987)	(645,785)	(1,331,835)
Net loss attributable to common stockholders — Pro forma	$(3,372,653)	$(2,525,563)	$(12,188,681)	$(9,241,738)
Net loss per share attributable to common stockholders — As reported	$(0.08)	$(0.06)	$(0.29)	$(0.24)
Net loss per share attributable to common stockholders — Pro forma	$(0.08)	$(0.07)	$(0.29)	$(0.25)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three and Nine Mos. Ended September 30,
	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	.80	.57
Risk-free interest rate	4.89%	3.48%
Expected option term	5 years	5 years

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

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No.123R),"Share-Based Payment." which revises SFAS No.123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company has not yet determined the impact of implementation of this guidance.

NOTE 4--OPTIONS, WARRANTS AND NON-CASH CHARGES

In August 2003, the Company exchanged 835,500 eligible stock options for 197,599 shares of restricted stock pursuant to an exchange offer, which shares of restricted stock fully vested in August 2005. During the quarter ended September 30, 2005, the Company recorded the final charge of $49,400 for the non-cash charges related to the exchange offer. During the nine months ended September 30, 2005, the Company recorded $148,200 for the non-cash charges related to the exchange offer. A total non-cash charge of $395,200 has been recorded since August 2003 related to the exchange offer.

In March 2005, the Company issued 474,800 shares of restricted stock to employees with a fair market value of $1,044,560. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the nine months ended September 30, 2005, the Company recorded $511,835 in non-cash charges for restricted stock issued to employees that includes the amortization of restricted stock issued in March 2005 and the vesting of 189,920 shares of restricted stock during March 2005 based on the Company’s performance of certain acceleration of vesting features in the restricted stock plan. The Company will recognize additional non-cash charges of $31,337 in the remainder of 2005 and an additional $501,388 will be recorded through 2009, or earlier if other accelerated vesting features are met.

The Company issued 155,724 shares of Series A Convertible Preferred Stock (“Series A” or “Series A Preferred Stock”) on April 25, 2005 and recorded a $2,413,722 non-cash charge to our Product Development department for this issuance (see Note 5 for more information). The Company made a one-time grant to David Ramm, Chief Executive Officer, of 50,000 shares of restricted stock in accordance with the restricted stock agreement in the third quarter of 2005 and recorded deferred compensation of $85,500 which is being amortized over six months.

The following is a breakdown by function of non-cash charges:

	Non-Cash Charges
	Three Mos. Ended Sept, 30,		Nine Mos. Ended Sept, 30,
	2005	2004	2005	2004
Product development and marketing	$ 20,031	$ 12,256	$ 2,568,680	$ 88,482
General and administrative	77,431	111,135	515,571	608,469
Research and development	4,846	2,965	48,339	21,407
Total	$ 102,308	$ 126,356	$ 3,132,590	$ 718,358

NOTE 5—PRIVATE PLACEMENTS

2004 Debentures

In January 2004, the Company entered into a private placement financing transaction with an institutional and accredited investor pursuant to the terms of a securities purchase agreement between the Company and the purchaser. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to the terms of the agreement, the investor agreed to acquire up to $10 million of unsecured debentures, convertible into common stock of the Company, subject to certain terms and conditions. The Securities and Exchange Commission (“SEC”) declared the registration of the resale of the shares underlying the debentures effective on February 17, 2004 and $6.0 million of unsecured debentures (the “First Debentures”) were issued to the investor on that date at an initial conversion price of $3.30, subject to certain terms and conditions. During the nine months ended September 30, 2005, the Company converted $1.4 million of the First Debentures into 664,008, and a BCF of $98,000 was recorded to additional paid in capital. As of September 30, 2005, all of the First Debentures have been converted into 3,523,012 shares of the Company’s common stock.

In September 2004, the Company issued an additional $4.0 million of unsecured convertible debentures (“Additional Debentures”) under the private placement transaction that closed in February of 2004. Cash fees of $171,194 were deducted from the proceeds and 60,069 shares of common stock valued at $73,284 were issued to the holder of the debentures upon closing of the transaction. The market value of these shares and the cash fees were recorded as a discount on the debentures and are amortized over the term of the debentures or as they are converted, whichever happens first. The carrying value of the debentures was $3,755,522 at the time of issuance. The debentures mature 18 months after the date of issuance and are subject to six, 30-day extensions and bear interest at 6% per annum with payments due quarterly. In the third quarter of 2005, the Company converted the remaining $1.0 million of Additional Debentures into 645,160 shares of common stock. During the nine months ended September 30, 2005, the Company converted all $4.0 million of the Additional Debentures into 2,637,454, and a BCF of $70,000 was recorded to additional paid in capital.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company amortizes discounts on its debentures as interest expense, over the original maturity period of the debentures or ratably as they are converted, whichever comes first. In the third quarter of 2005, the Company recognized a non-cash charge to interest expense of $29,536 for amortization of discount on debentures.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and after considering the terms of the transaction, the Company determined that the debentures contained a beneficial conversion feature (“BCF”). The BCF existed because of a discount of 7% that was given to the investor in the event of a company-initiated conversion of the debentures prior to maturity. Accordingly, at time of conversion, the Company recorded as interest expense any applicable BCF based on the fair value of the conversion feature on that date in the event of an early conversion of debentures into common stock.

Series A Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of its Series A Preferred Stock to Dow, each of which is convertible into ten shares of common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the common stock as of April 25, 2005. The Series A has substantially the same rights as the Company’s common stock, therefore the Series A was valued based on the closing sale price of the Company’s common stock on April 25, 2005. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with the Series A issuance.

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

Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement with such investors.  Pursuant to the terms of the agreement, the investors paid $10 million in cash for 10,000 shares of the Company’s redeemable Series C Convertible Preferred Stock (“Series C” or “Series C Preferred Stock”). Each Series C share is convertible into five hundred shares of common stock of the Company, at any time, at an initial conversion price equal to $2 per share, or lower under certain conditions. The Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option, and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution terms. The warrants were valued at $1,021,928 at the date of issuance and recorded as a discount to debt and as additional paid-in-capital on the balance sheet and will be recorded as interest expense throughout the term of the Series C.

Under the Series C purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet as of September 30, 2005. In the third quarter of 2005, the Company issued 20,742 shares valued at $43,839 for the quarterly dividend payments with respect to Series C. The dividend was recorded as interest expense since the Series C was recorded as a liability as of September 30, 2005. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to the Company’s non-restricted cash accounts. The Company has transferred $796,286 from the non-restricted cash account during the nine months ended September 30,2005, $43,839 for the issuance of dividends and $752,447 for the conversions that were executed. As of September 30, 2005, $4.2 million of the Series C have been converted into 2,173,743 shares of the Company’s common stock.

The Company relied on the exemption from registration under Section 4(2) of the Securities Act in connection with the issuance. The Company filed a resale registration statement with the SEC, covering the resale of shares of common stock underlying the Series C and warrants issued to the Series C holders, and it was declared effective on July 27, 2005. For more information regarding the Series C private placement and the exchange offer conducted by the Company with respect to such shares, see the Company’s Current Reports on Form 8-K filed with the SEC on April 26, 2005 (second filing) and May 17, 2005.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 110,952 and 31,505 shares of common stock valued at $164,031 and $63,010 to employees as 401(k) Plan employer matching contributions during the first nine months of 2005 and 2004, respectively. The Company also issued 97,202 and 98,659 shares of common stock to Board of Directors members in lieu of cash compensation of $158,188 and $184,794 during the nine months ended September 30, 2005 and 2004, respectively.

During the nine months ended September 30, 2005 and 2004 respectively, the Company issued 524,800 and 64,480 shares of common stock valued at $1,130,060 and $153,277 to employees as restricted stock. The 2004 restricted stock vested upon issuance. See note 4 for vesting period of 2005 restricted stock issued to employees.

NOTE 7—RELATED PARTY TRANSACTIONS

On August 12, 2005, the Company entered into an Employment Agreement and a Restricted Stock Grant Agreement with Mr. H. David Ramm, the Chief Executive Officer, and an Agreement with DKRW Energy LLC (“DKRW”), a limited liability company of which Mr. Ramm is a member. Such employment agreement evidenced the appointment of Mr. Ramm as Chief Executive Officer of the Company as of April 25, 2005. The Company made a one-time grant to Mr. Ramm of 50,000 shares of restricted stock in accordance with the restricted stock agreement. Under the DKRW agreement, as compensation for DKRW’s consent to Mr. Ramm’s service as our Chief Executive Officer, the Company agreed to pay a monthly retainer of $12,500 to DKRW during the term of Mr. Ramm’s service as Chief Executive Officer. On December 31, 2005, the initial term of the agreement will be completed and going forward the agreement will automatically renew on a month-to-month basis unless terminated in writing by either party.

NOTE 8—SUBSEQUENT EVENTS

In October 2005, the Company converted $300,000 Series C into 150,000 shares of common stock. On November 8, 2005, the Company amended the terms of certain convertible debentures to cancel the letters of credit securing such instruments, lower the conversion price, extend the maturity date, provide for quarterly interest payments to the holders and amend certain conversion terms.

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

Results of Operations

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

Revenues. Revenues for the three months ended September 30, 2005 were $140,148 compared to $10,000 for the same period of 2004, an increase of $130,148. The increase was mainly attributable to our contract with Concurrent Technologies Corporation (“CTC”) that began in the fourth quarter of 2004. There was also a new contract signed with Electronic Machining s.r.l. in the third quarter of 2005 that provided us an additional $70,000 in design services revenue. While in the development stage, our revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended September 30, 2005 was $100,673 compared to $10,000 for the same period of 2004, an increase of $90,673.  The increase was mainly attributable to the addition of the CTC program in the fourth quarter of 2004. The gross margin realized in the third quarter of 2005, was a result of design services revenue from our contract with Electronic Machining that we did not have in prior quarters. Cost of revenues during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended September 30, 2005 were $867,219 compared to $904,063 for the same period of 2004, a decrease of $36,844. This decrease is mostly attributable to decreased professional fees.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2005 were $1,438,435 compared to $782,676 for the same period of 2004, an increase of $655,759. The increase was mainly the result of the professional and compensation fees associated with the ongoing development and future commercialization of the Company, as well as less general and administration cost recovery associated with the Department of Energy cost sharing arrangement.

Non-cash Charges. Non-cash charges for restricted stock awards were $102,308 for the three months ended September 30, 2005 compared to $126,356 for the same period of 2004, a decrease of $24,048

The following is a breakdown by function of non-cash charges:

	Non-Cash Charges
	Three Mos. Ended September, 30,
	2005	2004
Product development and marketing	$ 20,031	$ 12,256
General and administrative	77,431	111,135
Research and development	4,846	2,965
Total	$ 102,308	$ 126,356

Depreciation and Amortization. Depreciation and amortization was $75,433 for the three months ended September 30, 2005 compared to $128,477 for the same period of 2004, a decrease of $53,044. The decrease reflects the impact of assets that have recently been fully depreciated.

Research and Development Expense. Research and development expenses were $98,984 for the three months ended September 30, 2005 compared to $27,997 for the same period of 2004, an increase of $70,987. The increase is due to lower cost sharing receipts under the Department of Energy program during the third quarter of 2005. We are reimbursed for expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride.

Interest Expense, net. Net interest expense was $816,853 for the three months ended September 30, 2005 compared to $365,364 for the same period of 2004, an increase of $451,489. The increase was mainly attributable to the amortization of the discount associated with the Series C and the amortization of related deferred financing costs. Interest expense is comprised of interest on Series C Preferred Stock dividends, debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on our debentures. We converted $4,224,000 in preferred stock and $1,000,000 of unsecured debentures into common stock conversions during the third quarter of 2005 as compared to $1,000,000 of unsecured debenture conversions.

Nine months Ended September 30, 2005 versus Nine months Ended September 30, 2004

Revenues. Revenues for the nine months ended September 30, 2005 were $268,475 compared to $125,000 for the same period of 2004, an increase of $143,475. The increase was mainly attributable to our contract with CTC that began in the fourth quarter of 2004. While in the development stage, our revenue is expected to fluctuate from quarter to quarter with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2005 was $229,000 compared to $125,000 for the same period of 2004, an increase of 104,000. The increase was mainly attributable to our contract with CTC that began in the fourth quarter of 2004. The gross margin realized in the third quarter of 2005, was a result of design services revenue from our contract with Electronic Machining that we did not have in prior quarters. Cost of revenues during the development stage are allocated from the Product Development and Marketing expense and Research and Development expense line items on the income statement depending on the nature of the project.

Product Development and Marketing Expense. Product development and marketing expenses for the nine months ended September 30, 2005 were $2,747,853 compared to $2,679,564 for the same period of 2004, an increase of $68,289. This increase is mostly attributable to increase in the marketing staff in the first quarter of 2005.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2005 were $4,165,469 compared to $3,023,682 for the same period of 2004, an increase of $1,141,787. The increase was mainly the result of the professional and compensation fees associated with the consummation of the joint development arrangement with Dow and the Series C private placement, the exchange offers with respect to the Series A Preferred Stock and Series C Preferred Stock, and NASDAQ compliance matters in connection with such private placement transactions. We also recovered less general and administration cost recovery associated with the Department of Energy cost sharing arrangement.

Non-cash Charges. Non-cash charges were $3,132,590 for the nine months ended September 30, 2005 compared to $718,358 for the same period of 2004, an increase of $2,414,232. The non-cash charges increased as a result of the joint development agreement with Dow. On April 25, we issued 155,724 shares of Series A Preferred Stock and recorded a $2,413,722 non-cash charge as a product development expense for this issuance.

The following is a breakdown by function of non-cash charges:

	Non-Cash Charges
	Nine Mos. Ended, September 30,
	2005	2004
Product Development	$ 2,568,680	$ 88,482
General and Administrative	515,571	608,469
Research and Development	48,339	21,407
Total	$ 3,132,590	$ 718,358

Depreciation and Amortization. Depreciation and amortization was $216,583 for the nine months ended September 30, 2005 compared to $420,817 for the same period of 2004, a decrease of $204,234. The decrease reflects the impact of assets that have recently been fully depreciated.

Research and Development Expense. Research and development expenses were $524,162 for the nine months ended September 30, 2005 compared to $119,093 for the same period of 2004, an increase of $405,069. The increase is due to lower cost sharing receipts under the Department of Energy program during the second quarter of 2005, mainly due to decreased billings by the subcontractor on the program. We are reimbursed for expenses under the Department of Energy program for the joint research of electrochemical pathways to manufacture sodium borohydride.

Interest Expense, net. Net interest expense was $1,530,571 for the nine months ended September 30, 2005 compared to $1,666,747 for the same period of 2004, a decrease of $136,176. The decrease in net interest expense was caused mainly by a lower amount of debt issue costs, and discount amortization as a result of declining remaining balance on the debentures and lower conversions of debentures into common stock during 2005. Interest expense is comprised of interest on Series C Preferred Stock dividend, debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on our debentures.

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. In 1999, we issued $1.25 million of membership interests in Millennium Cell LLC for cash, which subsequently were converted into shares of our common stock as of April 25, 2000. We also received a capital contribution of $0.5 million in the first quarter of 2000, and in May 2000, we sold 759,368 shares of Series A Preferred Stock, which automatically converted into 759,368 shares of common stock upon the completion of our initial public offering. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a new private placement transaction. In April 2005, we received net proceeds of approximately $7,788,000 for the issuance of redeemable Series C Preferred Stock.

Ballard Power Systems

On November 8, 2002, we issued to the Ballard Power Systems Inc. (“Ballard”) a $2.4 million secured convertible debenture with a maturity date of November 8, 2005. On September 30, 2005, Ballard transferred its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, the Company issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, the Company issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured such original debentures, thus enabling the Company to use the formerly restricted cash for its operations. The principal amendments to the debentures consisted of reducing the conversion price, extending the maturity date, and providing for quarterly interest payments to the holders. We relied on the exemption from registration under Section 3(a)(9) of the Securities Act in connection with the issuance of the New Debentures.

Private Placement Transaction 2002, 2003, and 2004

During 2002, 2003 and 2004, we entered into a series of private placement financing transactions with three different institutional and accredited investors pursuant to the terms of separate securities purchase agreements among the Company and the purchasers. The private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placements collectively raised $26.0 million dollars through the sale of $4.0 million in common stock and the issuance of $22.0 million in convertible debentures. As of September 30, 2005, all $22.0 million of debentures had been converted into 11,931,537 shares of common stock. See Note 5 of the notes to financial statements for more information about the private placement transactions.

Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement with such investors.  Pursuant to the terms of the agreement, the investors paid $10 million in cash for 10,000 shares of our redeemable Series C Preferred Stock. Each Series C share is convertible into five hundred shares of common stock of the Company, at any time, at an initial conversion price equal to $2 per share, or lower under certain conditions. The Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with our common stock. Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution terms. The warrants were valued at $1,021,928 at the date of issuance and recorded as a discount to debt and as additional paid-in-capital on the balance sheet and will be recorded as interest expense throughout the term of the Series C.

Under the Series C purchase agreement, we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet as of September 30, 2005. In the third quarter of 2005, we issued 20,742 shares valued at $43,839 for the quarterly dividend payments with respect to Series C. The dividend was recorded as interest expense since the Series C was recorded as a liability as of September 30, 2005. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. To date, we have transferred $796,286 from the restricted cash account, $43,839 for the issuance of dividends and $752,447 for the conversions that were executed. As of September 30, 2005, approximately $4.2 million of the Series C have been converted into 2,173,743 shares of our common stock.

We relied on the exemption from registration under Section 4(2) of the Securities Act in connection with the Series C issuance. We filed a resale registration statement with the SEC, covering the resale of shares of common stock underlying the Series C and warrants issued to the Series C holders, and it was declared effective on July 27, 2005. For more information regarding this transaction, see our Current Reports on Form 8-K filed with the SEC on April 26, 2005 (second filing) and May 17, 2005.

Series A Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with Dow. In connection with the closing, we issued 155,724 shares of its Series A to Dow, each of which is convertible into ten shares of common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the close of our common stock on April 25, 2005. We relied on the exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with the issuance.

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

Sources and Uses of Cash

As of September 30, 2005, we had $11,022,972 in cash and cash equivalents and restricted cash of $4,054,117. Cash used in operations totaled $6,612,530 and $5,695,080 during the nine months ended September 30, 2005 and 2004, respectively, and related to funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $131,097 and $131,256 in the first nine months of 2005 and 2004, respectively. Investing activities in 2005 consisted of patent registration costs while in 2004 we purchased laboratory equipment to support our research. Restricted cash is comprised of $2.4 million of cash used for collateral in connection with Ballard's strategic investment in us, $1.0 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated. On November 8, 2005, the Ballard note was modified and as a result, the $2.4 million of cash is no longer restricted and can be used to fund our operations in the near. The $1.0 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

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

	Payment due in fiscal years
Contractual Obligations	Total	2005 (remaining 3 months)	2006	2007	2008	2009
Operating Lease - Facility	$ 1,533,648	$ 121,078	$ 484,310	$ 484,310	$ 443,950	$ —
Refundable grant obligation	205,940	28,766	—	—	—	177,174
Capital lease obligations	18,079	18,079	—	—	—	—
Convertible secured debentures	2,399,988	2,399,988	—	—	—	—
Redeemable Series C preferred stock (1)	5,260,970	—	—	—	5,260,970	—
Total	$9,418,625	2,567,911	$ 484,310	$ 484,310	$ 5,704,920	$ 177,174

Our contractual obligations are outlined below:

(1)  Redeemable Series C Preferred Stock are convertible into common stock or can be satisfied with cash at the Company’s option.

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

Item 4.  Controls and Procedures.

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

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2005, we issued the following 2,818,903 shares of our common stock (“Shares”) to an institutional and accredited investor (“Investor”) upon conversion of an aggregate amount of $5,223,998.55 principal amount of our unsecured convertible debentures owned by the Investor:

Date	Amount of Unsecured Convertible Debentures	Number of Shares of Common Stock Issued
Additional Debentures August 4, 2005 August 29, 2005 First Debentures August 10, 2005 August 25,2005 August 26, 2005 August 29, 2005 August 30, 2005 August 31, 2005	$500,000.55 $499,988.00 $172,500.00 $335,000.00 $674,000.00 $1,377,500.00 $900,000.00 $765,000.00	322,581 322,579 93,975 176,329 353,602 717,337 450,000 382,500

We issued the Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933. The resale of the Shares by the Investor is registered pursuant to registration statements (File Nos. 333-112519 and 333-120301) that have been declared effective by the Securities and Exchange Commission.

Item 6.  Exhibits.

(a)	Exhibits

10.1†	—
Employment Agreement dated as of August 12, 2005, by and between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 12, 2005).

10.2†	—
Restricted Stock Grant Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 12, 2005).

10.3†	—
Agreement dated as of August 12, 2005, by and between Millennium Cell Inc. and DKRW Energy LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 12, 2005).

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

November 14, 2005