Form 10-K
period 2005-12-31
MILLENNIUM CELL INC
filed 2006-03-29
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☑

The aggregate market value of the registrant's common stock held by non-affiliates as of March 22, 2006 was $72,982,432.

The number of shares outstanding of the registrant's common stock as of March 22, 2006 was 47,700,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 27, 2006 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2006 are incorporated by reference into Part III.

i

Unless the context otherwise requires, all references to “Millennium Cell,” “we,” “us,” “our,” and the “Company” include Millennium Cell Inc., a Delaware corporation, and its wholly-owned, presently inactive subsidiary, MCE Ventures LLC.

Unless the context otherwise requires, all references in this Annual Report to our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock shall be deemed to refer to our Series A2 Convertible Preferred Stock and Series C2 Convertible Preferred Stock, respectively, to reflect the exchange offers we completed on June 30, 2005 with respect to such securities, which are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005.

MARKET AND INDUSTRY DATA

We operate in an industry in which it is difficult to obtain precise industry and market information. We have generally obtained the market and competitive position data in this Annual Report from independent industry publications, reports by independent market research firms, from surveys or studies published by third-party sources and other public sources, including various Frost and Sullivan Market Research Reports (“Frost & Sullivan 2004”).

We believe that these industry publications, surveys, studies and publicly available information are reliable. However, we cannot assure you of the accuracy and completeness of such information. We have not independently verified such industry and market data. Industry and market data may change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of the industry or markets in which we operate. As a result, you should be aware that industry and market data in this Annual Report, and estimates and beliefs based on that data, may not be reliable.

In addition, we have made statements in this Annual Report regarding our industry and our position in the industry based on our good faith belief, our own knowledge and experience and our own investigation of market conditions. We cannot assure you that any of these assumptions are accurate or correctly reflect our position in the industry. None of our internal surveys, estimates or information have been verified by any independent sources, and we cannot guarantee that a third party using different methods to assemble, analyze or compute market data would obtain or generate the same result.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as “plan,”“believe,”“expect,”“anticipate,”“on target” and “intend” or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery technology and our business plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (ix) our ability to secure government funding of our research and development and technology demonstration projects and (x) other factors discussed under the caption “Risk Factors”.

ii

PART I

Item 1. Business.

General

We were formed as a Delaware limited liability company in 1998, organized and began operations on January 1, 1999 and converted into a Delaware corporation on April 25, 2000. Our current business focus is to develop hydrogen batteries comprised of a fuel cell and our proprietary hydrogen storage technology for use in portable electronic devices for the consumer, medical, military and industrial markets. We believe hydrogen batteries can offer runtime, weight, safety and cost advantages versus existing battery solutions. We are developing this technology in partnership with corporate and government entities.

Our Hydrogen Battery Technology

Our hydrogen battery technology provides a unique way to safely store and deliver hydrogen energy in a “battery” sized package. These systems utilize our proprietary Hydrogen on Demand® technology and provide what we believe to be an excellent value proposition for a number of high performance applications. In one architecture of our system, the energy is stored in a sodium borohydride fuel blend, which, when exposed to a catalyst releases hydrogen (stored energy) instantly. The fuel blends used in our hydrogen battery technology are comprised of a combination of water, sodium borohydride and other chemicals. Other methods of hydrogen generation using sodium borohydride under development may use different catalysts and/or fuel blends.

The hydrogen produced by our hydrogen battery technology is converted into electricity by a fuel cell. A fuel cell transforms hydrogen and oxygen directly into electrical power and produces power as long as the hydrogen and oxygen are supplied to it. There are two main categories of proton exchange membrane (PEM) fuel cells that we currently work with: “active” fuel cells and “passive” fuel cells. The main difference between active and passive fuel cells is that active fuel cells require more active components (which increase system complexity and cost) to reach optimal performance and increased robustness while passive fuel cells are designed to work with little to no active control. As a result of this difference, passive fuel cells are much less expensive to produce and smaller, but cannot operate in extreme conditions. Accordingly, for applications that demand a low cost solution or a very small fuel cell, passive fuel cells will be the preferred solution. Applications which require robustness and higher power output (over 30 watts) will generally need an active fuel cell. Both types of fuel cells are fully compatible with our hydrogen battery technology and we partner with companies to integrate the appropriate fuel cells with our hydrogen battery technology to fully address applications in our target markets.

We produce hydrogen batteries that are comprised of a combination of our partners’ fuel cells and disposable fuel cartridges based on our technology. The fuel cells in some cases will be integrated into the electronics of the device and in other cases external to the device, depending on the application requirements. Hydrogen is supplied to the fuel cell by our safe, easy-to-use disposable fuel cartridges which will in many devices fit into the existing rechargeable battery bay. In a laptop computer, the user would still have the option of using their rechargeable battery while away from the outlet, but will offer a new extended runtime option for when they will be away from an outlet for extended periods of time. This feature enhances user mobility and convenience. Using multiple fuel cartridges, portable devices can operate as long as needed without the need for battery recharging or connection to an electrical wall outlet.

Business Strategy

Our primary business model is to license our technology to fuel cell manufacturers, original equipment manufacturers (OEMs) and other product-focused entities so that they can integrate fuel cells with our fuel technology to develop hydrogen batteries that meet their specifications. We expect we may have to manufacture some of our systems initially at low volumes but we do not expect to continue manufacturing production longer term. We will also seek to license our fuel cartridge technology to companies that are interested and able to distribute replacement cartridges in sufficient quantities and locales to meet mass market users’ needs.

To date, we have secured key fuel cell partnerships that cover all four of our key market segments: portable power sources for military, industrial, medical and consumer electronics devices. These companies with whom we have partnered have different technologies with different strengths that we expect to utilize to fully address our focus markets. Some of these partners focus on active fuel cell products that are generally higher power and are robust enough for professional and military use, but are too large and costly for most consumer use. For other applications, there are inexpensive and thin fuel cells that are suitable for lighter duty. We believe that ultimately there are opportunities in our target markets for both active and passive fuel cells and each are compatible for use with our hydrogen storage technology.

Strategic Relationship with The Dow Chemical Company

To accelerate the path towards product commercialization, we entered into a strategic relationship with The Dow Chemical Company (“Dow”) on April 25, 2005. Dow is a leader in science and technology, providing innovative chemical and plastic products and services to many essential consumer markets. With annual sales of $46 billion, Dow serves customers in more than 175 countries and a wide range of markets. In this three-year collaboration, the two companies will strive for the commercialization of Millennium Cell’s hydrogen battery technology in the military and/or consumer electronics markets. Dow will supply product design, chemical and material analysis, and product development resources to help create products that are successful for these markets. With successful achievement of defined milestones towards these goals, Dow will progressively increase its human resources and equity ownership in Millennium Cell. Dow could also become a manufacturer and distributor of products such as fuel cartridges to serve these markets.

The Dow joint development agreement describes a series of four milestones involving military and/or consumer electronics applications. Each milestone is achieved upon our successful completion of one of either the defined military objectives or consumer objectives for such milestone. Completion of all milestones is designed to culminate in a finished cartridge and fuel cell system that is commercially available for either military or consumer use. We believe that the military objectives necessary to achieve the first milestone under the Dow joint development agreement will be completed upon delivery by Protonex Technology Corporation of the final prototype system of a 30-watt power source for field testing by the US Air Force and/or the US Army, which delivery is expected to occur in March or April of  2006. See “Licensees and Development Programs.”

Licensees and Development Programs

Our first licensee in the military market was Protonex Technology Corporation. In 2003, Millennium Cell and Protonex entered into a joint development and licensing agreement that resulted in collaborative efforts towards the military market. Under the agreement, Protonex licensed Millennium Cell’s technology for use in the manufacture and sale of complete hydrogen batteries to customers. The objective of the agreement is to combine Protonex active fuel cells with Millennium Cell’s hydrogen storage technology to create a hydrogen battery that is lighter and less expensive than the most commonly used military batteries.

Millennium Cell is a sub-contractor to Protonex in the development of a 30-watt power source (“P2”) for the US Air Force Research Laboratory (“USAFRL”) and the US Army Research Office (“USARO”) under two separate funded programs. According to our research, the Protonex P2 is 62% lighter and 20% less expensive over the course of 30 missions as compared with the lithium sulfur dioxide battery used today for this application. Today, a soldier on a 72-hour mission needs to carry 13 batteries that weigh an aggregate of about 29 pounds. Our solution would be comprised of a fuel cell module accompanied by 3 fuel cartridges and would collectively weigh about 11 pounds. Additionally, our system has the ability to monitor the amount of energy (run-time) remaining in the fuel cartridge at any given time. This is significant for a military operation as soldiers returning from missions with partially depleted batteries will often dispose of them in favor of a fresh battery when going on the next mission. This is a tremendous waste of energy and adds unnecessary cost.

Millennium Cell and Protonex publicly demonstrated the initial prototype (“P1”) developed under these programs at the Tactical Power Sources Symposium on January 31, 2005 and the P2 unit on November 14, 2005 at the Fuel Cell Seminar. Protonex plans to deliver the final prototype system for field testing by the US Air Force and/or the US Army in the first quarter of 2006. We are also using this fuel cell system as a platform to enter the industrial and medical markets. To that end, in February 2006, Protonex exercised an option under the joint development and licensing agreement to license our technology for these markets.

In February 2006, we entered into a joint development and licensing agreement with Jadoo Power Systems, Inc. As part of the agreement, Jadoo licensed Millennium Cell’s technology for use in certain industrial and military applications. Similar to our agreement with Protonex, Jadoo and Millennium Cell plan to work together to combine Jadoo’s active fuel cells with our hydrogen storage technology to create a hydrogen battery. Jadoo is currently a manufacturer of fuel cell power systems whose products are used today in broadcast video and surveillance applications. The current hydrogen storage technology being used is metal hydride technology. It is our belief that substantial savings in weight, cost and increased run time are possible by replacing the metal hydride with our hydrogen storage technology.

Also in February of 2006, we entered into a joint development and stock purchase agreement with Gecko Energy Technologies, Inc. (“Gecko”). Gecko is a development stage private company whose passive fuel cell technology is small, inexpensive and mostly suitable for light duty consumer and industrial applications under 30 watts. The companies agreed to work together to develop hydrogen batteries that utilize Gecko’s fuel cells and Millennium Cell’s hydrogen storage technology as part of a three year effort. In accordance with the Gecko joint development agreement, Millennium Cell purchased 22.8% of Gecko’s outstanding common stock in exchange for $450,000 in cash and a one-year services commitment (which the parties valued at $500,000). We committed to purchase an additional 25.2% of Gecko’s outstanding common stock by no later than December 31, 2006 in exchange for $1,050,000 in the form of cash and/or Millennium Cell common stock in our sole discretion. In addition, Millennium Cell received an option, exercisable annually, to purchase up to an additional 32% of Gecko’s outstanding common stock using any combination of cash and our common stock at our sole discretion in years two and three of the arrangement. We believe the arrangement with Gecko provides us with a complementary technology for consumer electronics and other markets as well as the potential for a significantly appreciable asset.

We have continued our program for the development of a hydrogen battery for the notebook computer market. Our current consumer electronics prototype incorporates our fuel cartridge and a fuel cell to produce a system that has the potential to provide a full day of runtime for a portable notebook computer. Our fuel cartridge is intended to be a disposable, one-time-use item that fits in the computer’s battery cavity while the flat panel fuel cell is to be integrated into the back of the LCD screen of the notebook computer. Our current proof-of-concept prototype system operates a notebook computer for three continuous hours at nominal and peak operating conditions. Later in 2006, we intend to reach over six hours of runtime from a single hydrogen fuel cartridge. Our goal with this system is to demonstrate to OEMs that our systems are ready to be considered for design into their devices.

We have demonstrated consumer electronics prototypes at the Intel Developers Forum in September 2004 and again in March 2005 to expose our technology to OEMs and other interested parties and show them that we have a path to deliver a full day of run time for their devices within the required space. We have been very encouraged by the feedback we have received at these shows and we are working to secure commitments from OEMs to design-in our hydrogen batteries to power their devices.

Market Opportunity for Our Licensees Products

As portable electronic devices continue to become more advanced and look to offer greater capabilities and functionality, device manufacturers, service providers and consumers are seeking significantly increased and longer lasting power. Since we believe that batteries presently used in these devices are approaching their technological limits, the power gap that already exists between ever-increasing power demands of electronic applications and the amount of power in the batteries will increase even more. We believe that since hydrogen batteries have greater energy density, weigh less and in many cases are more affordable than current battery technology, hydrogen batteries using our technology should provide a major technological leap as compared to current battery technology.

Our licensees’ products are being designed to significantly increase device run time compared to existing lithium-ion batteries using the same volume and less weight. Our technology eliminates the need to stay tied to an electrical wall outlet for recharging as well as providing for an instantaneous replacement through the use of disposable fuel cartridges. Upon commercial success of our products, portable electronics devices will be "truly wireless", capable of going anywhere, anytime with no need to plug in or wait for a recharge.

Due to the scalability of our technology from milliwatts to kilowatts, we have the ability to address a number of significant markets without the need to develop alternative pathways to deliver the energy. This is a substantial advantage over many competing energy technologies.

Target Markets

We are addressing the military portable power market first. The military is well known as a proving ground for new technologies and is facing problems for which we believe that our technology is an attractive solution. A recent Frost and Sullivan report indicated that a profound problem facing the military today is the steady increase in energy demand driven by the power hungry new equipment used by soldiers. (Frost and Sullivan 2004) Such equipment includes laser-designators, chemical-biological sensors, uniform ventilators, exoskeleton enhancements, night vision systems and communication equipment. Considering the military’s 72-hour mission duration requirements for certain applications, the capabilities of traditional batteries have been far exceeded. From our alliances with Protonex, Gecko, Jadoo and other future partners, we plan to offer hydrogen batteries that will deliver better performance at a lower cost than the batteries used today. Each year in peacetime conditions, the military uses more than $150 million worth of batteries for soldier power in training missions. (Frost and Sullivan 2004) In wartime, the cost of batteries can be much larger. We expect this market to grow as the soldiers of the future utilize more high tech equipment. We are also considering other applications within the military that could benefit from our technology, such as low power wireless sensors, battery chargers and unmanned vehicles.

We plan to use the products developed for the military with Protonex as one platform for entering medical and industrial markets, each of which has a diverse customer base with unique energy storage needs and challenges. We also plan to leverage our newest licensee, Jadoo, and our development activities with Gecko, to penetrate these markets further. The energy demand for portable medical and industrial equipment has seen a sharp rise and shows no signs of leveling off. Driven by an aging population, an increase in decentralized care centers and a need for equipment and services closer to patients’ required point of treatment, the total battery market for medical equipment is approaching $500 million and continues to grow. (Frost and Sullivan 2004) Portable diagnostic equipment, mobile medical carts and patient mobility equipment such as wheelchairs and scooters are some examples of medical equipment that need extended runtime and lighter energy sources. The current battery market for industrial equipment is equally as large at approximately $500 million. (Frost and Sullivan 2004) We are also considering portable video, power tools, wireless sensors and ruggedized information technology devices as target applications in industrial and medical markets for our hydrogen battery technology.

The “power gap” between what current battery technology can provide versus what portable electronic devices require is growing rapidly in the consumer electronics market as well. Our hydrogen battery technology provides a major technological leap as compared to current battery technology in terms of energy density, lightweight operation and in many cases affordability. Our solutions can be integrated into devices, which other fuel cell related technologies have to date been unable to demonstrate. We believe that Millennium Cell’s energy dense fuel cartridge together with a flat panel, passive fuel cell (such as the one offered by Gecko) has the potential to meet the user demand for increased mobility in consumer markets as well as in certain industrial, medical and military applications.

The total market for rechargeable batteries in consumer electronics currently stands at nearly $3 billion and is growing at an annual rate of more than 10%. (Frost and Sullivan 2004) At more than $1 billion, (Frost and Sullivan 2004) the laptop computer market is by far the largest market segment and is in need of an extended runtime power source. Within the next several years, laptop computer shipments are projected to overtake desktop shipments (Frost and Sullivan 2004), further intensifying the demand for extended runtime solutions. In addition, we believe that the products being developed for the laptop market will be able to serve as a platform for entering the broader consumer electronics market. In addition to consumers, there is a growing need for instant connectivity and increased runtime in handheld computers, personal digital assistants, cellular phones, and other crossover devices that provide increased mobility, connectivity and new functionality for first responders, military and other professionals in mission critical roles.

Fuel Distribution and Infrastructure

We intend to evolve the fueling and refueling supply chain for hydrogen batteries based on customer need and convenience. Today, consumer electronic device power requirements are satisfied by the purchase of self-contained solid-state disposable batteries and rechargeable battery systems. In the future, we expect that the hydrogen battery supply chain will be similar to that used by disposable batteries today. Millennium Cell's technology is designed to integrate well with diverse customer fueling requirements because of the unique safety and convenience in storing, transporting, distributing, and using sodium borohydride fuel.

An important attribute of our technology is our development of a variety of novel sodium borohydride fuel blends. Our fuel is non-flammable and safe when handled appropriately. Our fuel can be shipped in solid or liquid forms and we expect that hydrogen batteries for each fuel type will become successful for different applications to best meet our customers’ needs. We are currently working to obtain the required approvals from the appropriate regulatory organizations that will enable our technology to gain broader acceptance in applications where consumers would desire the ability to carry or use hydrogen batteries in passenger aircraft. We believe this is limiting to only certain applications in consumer electronics markets and thus will not affect product introductions in other markets. We have a plan in place to secure these approvals in sufficient time so as to not delay our timetable for consumer electronics market entry.

Research and Development

To develop lower cost ways to manufacture sodium borohydride, we are executing two multi-year U.S. Department of Energy programs with Air Products and Chemicals, Inc. and the Rohm and Haas Company as our subcontractors. Lower cost sodium borohydride will enable longer-term, more cost-sensitive markets and will also increase the already attractive economics of our technology for use in portable power applications. We believe that we have discovered a significantly less expensive way to manufacture sodium, one of the main ingredients in the production of sodium borohydride. According to company estimates, sodium as a raw material represents more than half of the manufactured cost of sodium borohyride. This breakthrough has the potential to lower the total manufactured cost of sodium borohydride by up to 25%. We are actively engaged in licensing negotiations of this new technology with multiple chemical producers that manufacture sodium or use sodium as a raw material in their products.

We also continue to develop new technologies which will produce higher energy density and enable longer device runtimes. These technologies are at various stages of development but we expect to consider them for integration into our licensees products within the next few years.

We have several development programs underway with both the U.S. Department of Energy and various branches of the U.S. Department of Defense. These programs together represent a significant portion of our overall revenues and cost-shared program reimbursements. As the U.S. government represents a single customer, the loss of one or more of these programs could have a material adverse effect on our business or financial condition.

Intellectual Property Rights

Our hydrogen energy systems are the culmination of work reflected in more than 90 patents (either granted or pending) that, we believe, collectively position us as a leader in system and fuel blend technologies used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.

We own 15 U.S. and 14 non-U.S. patents, which cover a wide variety of devices, systems, uses and applications for various boron chemistries. We have filed an additional 30 U.S. and 35 non-U.S. patent applications. Our earliest patent expires in 2015 and the most recently filed applications, if issued, will not expire until 2026.

Our intellectual property strategy is to select key Millennium Cell inventions and take appropriate measures to protect our rights to practice and license these inventions. We rely on a combination of patents, trade secrets, trademarks, and license and confidentiality agreements to protect and derive income from our proprietary technology.

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

There are other companies who claim to be working on the generation of hydrogen or electricity from sodium borohydride. We believe we are strongly positioned in these areas as a result of several years of intellectual property and know-how development. We actively monitor competitive activity and will enforce our patent rights to the fullest extent.

Competition

We expect our products to compete with fuel cell based power systems that utilize both direct and indirect energy conversion methods. Direct conversion may involve fuels such as methanol, ethanol and sodium borohydride that are converted into electrons through a direct fuel cell system. The indirect method of energy conversion is to generate hydrogen and convert it to electricity through a fuel cell in a two-step process. This is the method utilized by Millennium Cell’s Hydrogen on Demand® technology. There are competing solutions which also use an indirect method based on another fuel such as methanol. Our primary competitors are companies developing hydrogen storage and generation technologies such as Ultracell, Trulite and HyEnergy. Secondary competitors include companies developing small fuel cells for the portable electronics market such as MTI Micro Fuel Cells and Medis Technologies.

We believe other large electronic device companies may also be developing fuel cells based on competing fuel sources for the portable electronics market. Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation have all publicly disclosed information about their fuel cell development programs. Those companies all possess greater financial resources than Millennium Cell. Toshiba, Hitachi and other Japanese corporations have announced their intention to unify the technical standards for micro fuel cells powered by methanol that they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are also developing fuel cells and competing fuel sources for portable electronic devices.

We also expect indirect competition from companies who manufacture and design existing battery products (both disposable and rechargeable). Existing battery products are the incumbent solution with the significant advantage of having commercially available products today. These companies are continuously investing in further research and development to improve their existing products and explore alternative technologies.

We expect products using our hydrogen battery technology to compete on the basis of reduced volume and weight, increased length of operating time, greater convenience and lower cost.

Raw Materials

Sodium borohydride is manufactured from a base material called borax. According to our estimates, there are approximately 600 million metric tons of borax raw materials worldwide, and the United States is among the largest holders of borax reserves in the world. Borax is most commonly found in dried lakes or sea beds, and it is mined at the surface using drag lines, whereby buckets are continuously dragged across the ground scraping borax from the surface. Currently, a limited number of manufacturers make sodium borohydride as a specialty chemical. Despite the great quantities of reserves and current annual production of borax, there are few commercial applications that require sodium borohydride today. The most common application for sodium borohydride is for use as a bleaching agent in the paper industry. Up until now, the relatively limited commercial uses of sodium borohydride have allowed manufacturing to continue using technology from the early 1950s. We believe there are significant opportunities to improve this manufacturing technology which are being pursued under our research programs with the U.S. Department of Energy and others.

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

Human Resources

As of March 6, 2006, we had a total staff of 34 employees, of which 21 are scientists, engineers and other professionals. We expect to hire a few employees within the product development and research functions during 2006.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any document we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our Commission filings are also available to the public from the Commission’s Website at “http://www.sec.gov.”

We maintain a Website at “http://www.MillenniumCell.com” (this is not a hyperlink, you must visit this website through an Internet browser). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our Website as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the Commission. Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

Item 1A.  Risk Factors.

If any of the factors or conditions summarized in the following risks actually occurs, our business prospects, financial condition and results of operations could be materially harmed, and the trading price of our common stock could decrease. The risks and uncertainties described below are those that we currently believe may materially affect us. Other sections of this Annual Report may include additional factors that could have an effect on our business and financial performance. Additional risks and uncertainties of which we are unaware or which we currently deem immaterial also may become important factors that affect us, our business and our prospects.

Risks Relating To Our Business

We are a development stage company, which has only been in business for a limited time.

We completed our initial public offering in August 2000. Due to the nature of the emerging industries in which we compete, some aspects of our business plan rest on the beliefs formed by our management and have not necessarily been supported by independent sources. As a result, there can be no guarantee as to the adequacy of our business plan and there is a limited basis for evaluating us.

We have incurred substantial losses and expect continued losses for the next 24 to 36 months. There can be no assurance that we can achieve profitability, and even if we do become profitable, that we can sustain profitability.

We have incurred substantial losses since our formation and had an accumulated deficit equal to $95,935,887 as of December 31, 2005. We expect to continue to incur net losses for the next 24 to 36 months as we continue to make significant investments in commercialization activities. It continues to be difficult to predict accurately the timing and rate of market adoption, if any, of products using our technology. Accordingly, we cannot determine with certainty when or if we will achieve profitability, and even if we do achieve profitability, whether we can sustain or increase profitability.

We expect our future operating results to vary from quarter to quarter, and increase the likelihood that we may fail to meet the expectations of securities analysts and investors at any given time.

We expect our revenues and operating results to vary significantly from quarter to quarter. In addition, the Company will be required to incur interest expense upon conversion of the unsecured convertible debentures or preferred stock into common stock at the time of, and to the extent of, such conversion. As a result of each of the foregoing, quarter-to-quarter comparisons of our revenues, interest expense and operating results may not be meaningful. In addition, due to our stage of development, we cannot predict our future revenues or results of operations accurately. It is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock may decline.

We may be subject to litigation resulting from common stock volatility, which may result in substantial costs and a diversion of our management’s attention and resources and could have a negative effect on our business and results of operations.

The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:

--	failure to meet our product development and commercialization milestones,

--	demand for our common stock,

--	technological innovations by competitors or in competing technologies,

--	investor perception of our industry or our prospects, or

--	general technology or economic trends.

In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. As a result, we may be involved in a securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management’s attention and resources and could have a negative effect on our business and results of operation.

If we or our collaborative partners fail to perform under our joint development and research agreements, our ability to commercialize our proposed products could be impaired.

Our success depends upon maintaining our relationships with our current collaborative partners and other parties with whom we have strategic and other relationships and obtaining additional joint research and development partners for the development, testing, manufacturing, marketing and commercialization of our proposed products. In addition, we may depend on our partners’ and other parties’ expertise and dedication of sufficient resources to develop and commercialize our proposed products. We have granted, and may in the future grant, to our research and development partners, rights to license and commercialize products developed under research and development arrangements. Under these arrangements, our research and development partners may control key decisions relating to the development of such products. The rights of our research and development partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships, or if our research and development partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our proposed products in a competitive and timely manner and would have a material adverse effect on our business.

We may need future capital to complete our product development and commercialization plans. If we are able to raise additional capital, it may dilute our existing stockholders or restrict our ability to operate our business.

Our working capital requirements continue to be significant. To date, we have been dependent primarily on the net proceeds of our initial public offering and private placements of convertible debt and equity securities. Our working capital requirements depend and will continue to depend on numerous factors, including the timing of revenues, the expense involved in commercializing our products, realizing cost reductions on our technology, and the cost involved in protecting our proprietary rights. We currently have no committed sources of, or other arrangements with respect to, additional financing. Our existing capital resources may not be sufficient to fund our future operations. If additional working capital is required, it may dilute our existing stockholders or restrict our ability to run our business.

We rely on government funding for certain research and development and technology demonstration projects.

We receive reimbursement from government sources for certain of our research and development and technology demonstration projects, particularly from the Department of Defense and the Department of Energy. Loss of any of such funding for any reason or a material decrease in funding for research may have a material adverse effect on our business and operations.

Our future plans could be adversely affected if we are unable to attract or retain key personnel.

We have attracted a highly skilled management team and specialized workforce, including scientists, engineers, researchers and marketing professionals. Our future success is dependant in part on attracting and retaining qualified management and technical personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could materially and adversely affect our development and commercialization plans and therefore, our business, prospects, results of operations and financial condition.

If we are unable to continue to complete prototype development and engineering of commercially viable hydrogen battery technology, we will not be able to build our business as anticipated.

We have developed a number of prototype systems and are continuing our efforts to improve their overall performance, reduce their cost and to ensure they are safe to operate. In addition, while we are conducting tests to predict the overall life of our systems, we have not yet demonstrated all of the cost and performance requirements required for commercialization of products that utilize our technology. Accordingly, if we are unable to complete prototype development and engineering of commercially viable hydrogen battery technology, we will not be able to develop our business as anticipated.

Failure to meet milestones and performance goals with potential customers could delay or impede commercialization of our technology. Potential purchasers of our systems may decline to purchase our technology or choose to purchase alternate technologies.

We have established product development and commercialization milestones and a timeline for achieving development goals related to product specifications and system cost parameters. Delays and/or missed milestones may have a material impact on our commercialization schedule and may result in breaches of certain development agreements in connection with our established relationships. If any such breach or other non-performance causes a customer to terminate our relationship, potential customers may choose alternative technologies or result in delays that could allow potential competitors to gain market advantages.

Our hydrogen battery technology may only be commercially viable as a component of other companies’ products, and these companies may choose not to include our systems in their products.

To be commercially viable, our hydrogen battery technology must be integrated with a fuel cell and, in most cases into products manufactured by OEMs. Such OEMs may not be able to manufacture appropriate products or, if they do manufacture such products, may choose not to use our technology. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for our hydrogen generation systems and our financial results.

Any perceived problem while conducting demonstrations of our technology could hurt our reputation and the reputation of our products, which could impede the development of our business.

We have demonstrated our hydrogen battery technology in the past and we plan to conduct additional demonstrations in public and in private in the future. We also expect our customers to conduct field testing and pilot programs to evaluate products which utilize our technology. Although to date we have not experienced significant problems in demonstration or testing, future demonstrations and testing could encounter problems for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test systems properly. Many of these potential problems and delays are beyond our control. In addition, field test programs, by their nature, involve delays and modifications. Any problem or perceived problem with our field tests could hurt our reputation and the reputation of our products, which could impede the development of our business.

Our failure to obtain, maintain or protect the right to use certain intellectual property may negatively affect our business.

Our future success and competitive position depends in part upon our ability to obtain or maintain certain proprietary intellectual property to be used in our principal products. This may be achieved in part by prosecuting claims against others who we believe are infringing on our rights and by defending claims of intellectual property infringement by our competitors. While we are not currently engaged in any material intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or we could commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:

--     pay substantial damages,

--     cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property,

--     expend significant resources to develop or acquire non-infringing intellectual property,

--     discontinue processes incorporating infringing technology, or

--     obtain licenses to the infringing intellectual property.

An adverse outcome as plaintiff, in addition to the costs involved, may, among other things, result in the loss of the patent in a suit by a holding of invalidity or unenforceability, significantly increase competition as a result of the holding, and require the payment of penalties resulting from counterclaims by the defendant.

Accordingly, we cannot assure you that:

--     any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered  unenforceable or licensed to others,

--     any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all, or

--     any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons will not assert rights to intellectual property arising out of these relationships.

Any accidents involving our products or the raw materials used in our products could impair their market acceptance.

Certain sodium borohydride fuel solutions used by our technology have a high pH, and may be corrosive and harmful to human skin. In powder form, it can be fatal if swallowed and may cause skin burns in contact with moist skin. The long-term health effects of the fuel have not been evaluated. If spilled in the ground or water it could adversely impact plant, marine or animal life. Furthermore, if pure sodium borohydride comes into contact with water, it could generate flammable hydrogen gas. In solid form, pure sodium borohydride is also combustible and could produce hazardous and/or flammable decomposition products in a fire.

Risks Relating To Our Securities

If we fail to comply with certain obligations in respect of our Series C Preferred Stock, we may be subject to mandatory redemption obligations at the option of certain preferred stockholders which, if exercised, could have a material adverse effect on our financial condition and our business.

In the event that we fail to comply with certain obligations regarding the conversion of shares of Series C Preferred Stock or the authorization and registration of shares of common stock issuable upon conversion thereof, then in addition to financial penalties that may be payable by us, the holders of our Series C Preferred Stock may at their option require us to redeem the affected shares at a premium price. In addition, if any such redemption event occurs with respect to holders of the Series C Preferred Stock, then the holders of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, pursuant to the terms thereof, shall have a right to require us to redeem their shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock up to an amount equal to the percentage of Series C Preferred Stock so redeemed. If we are required to redeem a significant number of shares of our preferred stock in a short period of time, such event may have a material adverse effect on our financial condition and our business.

We may be required to issue more shares of common stock upon adjustment of the conversion price of our outstanding preferred stock and unsecured convertible debentures or the exercise price of our outstanding warrants, resulting in dilution of our existing stockholders.

The conversion or exercise of some or all of our outstanding preferred stock, convertible debentures, options and warrants will dilute the ownership interests of our stockholders. If we sell common stock or common stock equivalents (excluding certain specified types of issuances) at a price per share that is below the then-applicable conversion price of our outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or unsecured convertible debentures, and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. As a result of the foregoing, we may be required to issue more shares of common stock than previously anticipated which would result in the dilution of our existing stockholders.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

A substantial number of shares of our common stock have been registered for resale in connection with the issuance of preferred stock, convertible debentures and warrants to private and accredited institutional investors. Resale of a significant number of these registered shares into the public market could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

Our outstanding debentures are subject to mandatory prepayments at the option of the holders thereof upon certain conditions which, if exercised, will have a material adverse effect on our financial condition and our business.

Our outstanding debentures are subject to mandatory prepayments at the option on the holders thereof upon certain conditions, including the occurrence of an event of default. Such prepayment obligations are exercisable by the holders of the debentures at prepayment amounts equal to 100% or 105% of the principal amount of such outstanding debentures, plus accrued but unpaid interest thereon and other applicable costs and expenses.

The election by the holders of our outstanding debentures to exercise any such prepayment obligations may have a material adverse effect on our financial condition and our business. We believe that generally, an event of default with respect to our outstanding debentures will only occur at a time, if at all, that we are experiencing other financial difficulties and, accordingly, any election of a mandatory prepayment obligation may have a compounding material adverse effect on our ability to handle such difficulties.

We do not intend to pay any dividends on our common stock.

We have not declared and paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, will be re-invested in our business. We have dividend payment obligations on our Series C Preferred Stock and expect to have dividend payment obligations on our Series B Preferred Stock when issued, each of which will have priority in the payment of the dividends over our common stock.

Risks Relating To Our Industry

A mass market for our products may never develop or may take longer to develop than we anticipate.

A mass market may never develop for hydrogen batteries, or may develop more slowly than we anticipate. Fuel cells and products that utilize hydrogen to generate energy represent an emerging category of power sources, and we cannot know certainty to what extent, if any end-users will want to purchase and use them. The development of a mass market for these systems may be affected by many factors, some of which are beyond our control, including:

--     the acceptance in mass markets of hydrogen as an alternative fuel source,

--     the cost competitiveness of our hydrogen generation systems,

--     acceptance of fuel cells as a reliable cost competitive energy source,

--     the emergence of newer, more competitive technologies and products,

--     the future cost of sodium borohydride,

--     regulatory requirements,

--     consumer perceptions of the safety of our products, and

--     consumer reluctance to try a new product.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our products and we may never achieve profitability.

We will continue to face intense competition from energy technology companies and may be unable to compete successfully.

Our products face and will continue to face significant competition. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Asia are pursuing alternative hydrogen storage and delivery technologies. These entities, many of which have substantially greater resources than we do, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our products and technologies.

As others learn of the potential of fuel cells to replace existing power sources and the benefits provided when hydrogen is used to power those fuel cells, we expect there to be increased competition in the hydrogen delivery and storage product segment. This competition will come from current storage technologies, from improvements to current storage technologies and from new storage technologies. We intend to compete in each of our target markets based on that market’s desired product characteristics, such as safety, cost, size, environmental impact, ease of use and a variety of other attributes. Depending on the specific desired attributes of each market and application, our technology may or may not be able to compete successfully. Failure to compete in each of our target markets will have a material adverse effect on our business and operations.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our principal offices are located at One Industrial Way West, Eatontown, New Jersey 07724, currently occupying 32,500 square feet. Our amended lease will expire in 2008, with five and three year options to renew through 2016. In 2005, we entered into a one-year sublease agreement to rent to a third party approximately 5,000 square feet of office space in our facility. In accordance with the terms of the Gecko joint development agreement, we permit employees of Gecko to use approximately 1,500 square feet of combined office and lab space to perform Gecko’s enumerated services under such agreement. We believe that the current facilities will be sufficient for our operations in the foreseeable future.

Item 3.   Legal Proceedings.

We are not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of our business that would, if determined adversely to us, have a material adverse effect on our business and operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.   Market For The Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price And Dividend Information

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol "MCEL". The following table sets forth the high and low closing bid prices for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Fiscal Year Ending December 31, 2005
Fourth quarter	$2.07	$1.31
Third quarter	$2.57	$1.48
Second quarter	$1.99	$1.33
First quarter	$2.72	$0.95

Fiscal Year Ending December 31, 2004
Fourth quarter	$1.39	$0.81
Third quarter	$1.90	$1.21
Second quarter	$2.65	$1.71
First quarter	$3.00	$1.77

As of March 1, 2006, there were approximately 294 holders of record of our common stock. The closing bid price of our common stock on March 1, 2006 was $1.64 per share.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business. In accordance with the terms of our Series C Preferred Stock, we are required to pay dividends on a quarterly basis on the outstanding balance of the Series C Preferred Stock at a rate of 7% per year. Under the terms of our Series A Preferred Stock and Series C Preferred Stock, the payment of dividends on our common stock may be subject to the approval of the holders thereof.

Payment of future cash dividends on our common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and any applicable contractual restrictions or limitations.

Sales of Unregistered Securities

In the fourth quarter of 2005, we converted $300,000 of Redeemable Series C Preferred Stock into 150,000 shares of common stock. This transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(9) and 4(2) of such Act.

Item 6.   Selected Financial Data.

The following table presents selected historical financial data for the twelve months ended December 31, 2005, 2004, 2003, 2002 and 2001. Our selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Form 10-K.

	Twelve Months	Twelve Months	Twelve Months	Twelve Months	Twelve Months	Cumulative
	Ended	Ended	Ended	Ended	Ended	Amounts From
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Inception
Statement of Operations Data: Revenue	$416,902	$198,474	$466,859	$719,392	$—	$1,801,627
Cost of revenue	382,318	198,474	409,449	690,059	—	1,680,300
Gross margin	34,584	—	57,410	29,333	—	121,327
Product development and marketing	3,580,729	3,396,469	5,294,419	5,788,315	5,513,172	23,573,104
General and administrative	5,396,694	4,262,066	3,835,873	4,052,943	4,726,543	25,612,465
Restructuring expense	—	—	—	104,982	—	104,982
Non-cash charges	3,519,991	796,286	2,164,634	4,148,251	7,341,461	28,756,004
Depreciation and amortization	291,649	516,172	681,358	710,975	473,031	2,987,012
Research and development	609,534	474,609	1,020,102	1,515,376	2,624,823	9,196,256
Total operating expenses	13,398,597	9,445,602	12,996,386	16,320,842	20,679,030	90,229,823
Loss from operations	(13,364,013)	(9,445,602)	(12,938,976)	(16,291,509)	(20,679,030)	(90,108,496)
Interest income (expense), net	(1,623,118)	(1,770,102)	(2,897,077)	300,299	1,226,701	(4,074,292)
Equity in losses of affiliate	—	—	(488,364)	(367,714)	—	(856,078)
Loss before income taxes	(14,987,131)	(11,215,704)	(16,324,417)	(16,358,924)	(19,452,329)	(95,038,866)
Benefit from income taxes	386,692	410,726	221,480	234,963	—	1,253,861
Net loss	(14,600,439)	(10,804,978)	(16,102,937)	(16,123,961)	(19,452,329)	(93,785,005)
Preferred stock amortization	—	—	—	—	—	(2,150,881)
Net loss applicable to common stockholders	$(14,600,439)	$(10,804,978)	$(16,102,937)	$(16,123,961)	$(19,452,329)	$(95,935,886)
Loss per share — basic and diluted	$(.34)	$(.29)	$(.51)	$(.58)	$(.71)	$(3.11)

	December 31,	December 31,
	2005	2004
Balance Sheet Data:
Total assets	$15,034,393	$13,305,998
Redeemable Series C Preferred Stock	$5,035,416	$—
Convertible unsecured debentures	$2,399,988	$5, 137,355
Convertible secured debentures	$—	$2,399,988
Refundable grant obligation	$156,329	$177,174

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

Overview

We are engaged in the development of hydrogen battery technology for use primarily in portable electronic devices for the, military, medical, industrial and consumer markets. We are developing this technology in partnership with corporate and government entities. Hydrogen on Demand® is the trademarked name for our proprietary hydrogen energy storage and delivery technology. Our technology is based on the culmination of work reflected in more than 90 patents (granted or pending) that collectively provide us with a leading position in the system and fuel blend technology used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.

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

Results of Operations

Year Ended December 31, 2005 versus 2004

Revenues. We recorded $416,902 of revenues during the year ended December 31, 2005 compared with revenues of $198,474 in 2004, an increase of $218,428. The increase was mainly attributable to revenues earned from engineering and design services rendered under our contract with Concurrent Technologies Corporation (“CTC”) that began in the fourth quarter of 2004, and design services rendered under a new contract signed with Electronic Machining s.r.l. in the third quarter of 2005, which provided us an additional $80,000 in revenue. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. We recorded cost of revenues of $382,318 during the year ended December 31, 2005, as compared with $198,474 for the year ended December 31, 2004, an increase of $183,844. The increase was mainly attributable to the addition of the CTC program in the fourth quarter of 2004. Gross margin realized in 2005 was a result of design services revenue rendered for Electronic Machining, a new customer in 2005. Cost of revenues during the development stage represent the Product Development and Marketing expense and Research and Development expense associated with the revenues earned.

Product Development and Marketing Expense. Product development and marketing expenses for the year ended December 31, 2005 were $3,580,729 compared to $3,396,469 for the year ended December 31, 2004, an increase of $184,260. This increase is mostly attributable to an increase in the marketing staff in the first quarter of 2005, as well as costs incurred to update our corporate image and to create a new company website.

General and Administrative Expense. General and administrative expenses were $5,396,694 for the year ended December 31, 2005 compared to $4,262,066 for the year ended December 31, 2004, an increase of $1,134,628. The increase was mainly the result of the professional fees associated with the consummation of the joint development arrangement with The Dow Chemical Company (“Dow”), the Series C Preferred Stock private placement consummated with certain institutional investors, and the exchange offers with respect to our outstanding Series A Preferred Stock and Series C Preferred Stock. We also incurred higher legal costs associated with intellectual property development.

Non-Cash Charges. Non-cash charges were $3,519,991 for the year ended December 31, 2005 as compared to $796,286 for the year ended December 31, 2004, an increase of $2,723,705. The non-cash charge increase is a result of the issuance of 155,724 shares of Series A Preferred Stock to Dow as part of the joint development arrangement. This resulted in a non-cash charge of $2,413,722 which was recorded as a product development expense.

The following is a breakdown by function of non-cash charges as of December 31:

	2005	2004
Product development expense	$2,556,423	$100,738
General and administrative expense	920,499	673,100
Research and development expense	43,069	22,448
Total	$3,519,991	$796,286

Depreciation and Amortization. Depreciation and amortization expense were $291,649 for the year ended December 31, 2005 compared to $516,172 for the year ended December 31, 2004, a decrease of $224,523. This decrease was mainly attributable to more assets becoming fully depreciated in fiscal 2005 than were added during the year.

Research and Development Expense. Research and development expenses were $609,534 for the year ended December 31, 2005 compared to $474,609 for the year ended December 31, 2004, an increase of $134,925. The increase is primarily due to increased number of employees in our research and development department and professional fees as compared to the prior year. We are reimbursed for expenses under the Department of Energy (“DOE”) program for the joint research of electrochemical pathways to manufacture sodium borohydride, which are recorded as a reduction to research and development expense. Reimbursements under the DOE program totaled $825,183 and $860,750 for 2005 and 2004, respectively.

Interest Expense. Net interest expense was $1,623,118 for the year ended December 31, 2005 compared to interest expense of $1,770,102 for the year ended December 31, 2004, a decrease of $146,984. The decrease in net interest expense was caused mainly by reduced charges for beneficial conversion features and fewer conversions of convertible instruments into common stock during 2005 than in 2004. Interest expense is comprised of interest on the Series C Preferred Stock dividend, debenture principal, charges for beneficial conversion features, amortization of original issue discounts and issue costs on convertible debentures and preferred stock.

The components of interest expense were as follows for the years ended December 31, 2005 and 2004 (in millions):

	2005	2004
Beneficial conversion feature (BCF)	$0.2	$0.5
Amortization of debt discount	0.9	0.8
Amortization of debt issue costs	0.4	0.4
Other interest, net	0.1	0.1
Total Interest Expense	$1.6	$1.8

Benefit from Income Taxes. Benefit from income taxes was $386,692 for the year ended December 31, 2005 as compared to $410,726 in 2004. This benefit was derived from our participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain companies to transfer New Jersey net operating losses to other companies. The amount allowed for sale each year varies and cannot be accurately predicted. This program, if continued by the state in future years, may provide us with similar cash inflows each year if we continue to incur net operating losses.

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

Product Development and Marketing Expense. Product development and marketing expenses for the year ended December 31, 2004 were $3,396,469 compared to $5,294,419 for the year ended December 31, 2003, a decrease of $1,897,950. This decrease is mostly attributable to ongoing cost reduction activities and our cost-shared development program as a subcontractor to Protonex for the U.S. Air Force. Under this program, one-half of our incurred costs are reimbursed and recorded as reductions to operating expense. This program began during the second quarter of 2004.

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

The unfavorable effect of the separation costs was mostly offset by the impact of ongoing cost reduction programs, including headcount reductions made early in 2004, and the recovery of indirect costs under U.S. government funded cost-share programs which began in 2004.

Non-cash Charges. Non-cash charges were $796,286 for the year ended December 31, 2004 as compared to $2,164,634 for the year ended December 31, 2003, a decrease of $1,368,348. The decrease was mostly attributable to the completion of vesting in 2003 of below market value options issued to employees during 2000.

The following is a breakdown by function of non-cash charges as of December 31:

	2004	2003
Product development expense	$100,738	$163,219
General and administrative expense	673,100	1,889,540
Research and development expense	22,448	111,875
Total	$796,286	$2,164,634

Depreciation and Amortization. Depreciation and amortization was $516,172 for the year ended December 31, 2004 compared to $681,358 for the year ended December 31, 2003, a decrease of $165,186. This was attributable to more assets becoming fully depreciated in fiscal 2004 than were added during the year.

Research and Development Expense. Research and development expenses were $474,609 for the year ended December 31, 2004 compared to $1,020,102 for the year ended December 31, 2003, a decrease of $545,493. The decrease is mainly attributable to the reimbursement of expenses under the Department of Energy (“DOE”) program for the joint research of electrochemical pathways to manufacture sodium borohydride. This program reimburses us for 80% of our qualifying costs under the program.

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

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million for the issuance of redeemable Series C Preferred Stock.

Convertible Debentures

On November 8, 2002, we issued to the Ballard Power Systems Inc. (“Ballard”) a $2.4 million secured convertible debenture with a maturity date of November 8, 2005. On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, we issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, we issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured the original debentures, thus enabling us to use the formerly restricted cash for our operations. The principal changes to the term of the debentures consisted of the reduction of the initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. We relied on the exemption from registration under Section 3(a)(9) of the Securities Act in connection with the issuance of the New Debentures. No gain or loss was required to be recognized by us upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we will be required to record a Beneficial Conversion Feature (“BCF”) interest charge if the Company elects to convert debentures early at a discount.

Private Placement Transactions

During 2002, 2003 and 2004, we entered into a series of private placement financing transactions with three different institutional and accredited investors pursuant to the terms of separate securities purchase agreements among Millennium Cell and the purchasers. The private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placements collectively raised $26.0 million dollars through the sale of $4.0 million in common stock and the issuance of $22.0 million in convertible debentures. As of December 31, 2005, all $22.0 million of debentures have been converted into 11,931,537 shares of common stock.

Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement with such investors.  Pursuant to the terms of the agreement, the investors paid $10 million in cash for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”) (which shares were subsequently exchanged for a like number of shares of redeemable Series C2 Preferred Stock in an exchange offer conducted by us). Each Series C share is convertible into 500 hundred shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option, and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by us three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and will be amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first

Under the Series C purchase agreement with the investors, we are required to restrict funds for future dividends to be paid with respect to the Series C. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. As of December 31, 2005, we issued 54,117 shares valued at $109,128 in satisfaction of the quarterly dividend payments with respect to Series C. Total dividends of $369,753, which include dividends paid in cash and common stock were recorded as interest expense since the Series C was recorded as a liability as of December 31, 2005.. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. As of December 31, 2005, approximately $4.5 million of the Series C have been converted into 2,323,743 shares of our common stock and we have transferred $796,286 from the restricted cash account for the conversions that were executed.

We relied on the exemption from registration under Section 4(2) of the Securities Act in connection with the Series C issuance. We filed a registration statement with the SEC, which covered the resale of shares of common stock underlying the Series C and shares underlying the warrants issued to the Series C holders, and it was declared effective on July 27, 2005.

Series A Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with Dow. In connection with the closing, we issued 155,724 shares of Series A Preferred Stock to Dow (which shares were subsequently exchanged for a like number of shares of Series A2 Preferred Stock in an exchange offer conducted by us), each share of which is convertible into ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the close of our common stock on April 25, 2005. We relied on the exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with the issuance.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development agreement has a three-year term and each party may terminate the joint development agreement under certain conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on military and/or consumer electronics applications. Achievement of milestones, as defined in the joint development arrangement, in either military or consumer electronics applications will be sufficient to trigger equity transactions at Dow’s option

Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of our Series B Preferred Stock which is convertible into a number of shares of our common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of our Series B Preferred Stock, they will also receive warrants to purchase a number of shares of our common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. If Dow purchases shares of our Series B Preferred Stock in such instances, we will issue to Dow additional shares of Series A Preferred Stock such that Dow will own a certain percentage of our capital stock as of the date of issuance as provided in the Dow Stock Purchase Agreement. If Dow elects not to purchase shares of our Series B Preferred Stock upon completion of any milestone, we will issue to Dow a lesser number of additional shares of Series A Preferred Stock.

Subsequent Events

Gecko

On February 15, 2006, we entered into a three-year joint development program with Gecko Energy Technologies, Inc. (“Gecko”) to collaborate on the development and commercialization of portable fuel cell systems for use in military, medical, industrial and consumer electronics applications. These products will pair our patented Hydrogen on Demand® technology with Gecko’s thin planar Proton Exchange Membrane (PEM) fuel cells to create a hydrogen battery that is lighter, smaller and less expensive than traditional batteries for a variety of applications. Gecko’s efforts are focused on the development of an easy-to-manufacture fuel cell that provides portable device makers with design flexibility by allowing the thin power source to be part of the exterior surface of the device itself.

In addition to the joint development program, we have acquired approximately 23% of the outstanding common stock of Gecko in exchange for $450,000 in cash and a one-year commitment of services and facilities valued at $0.5 million. Later in the year, we will increase our position to a total of 48% of Gecko’s outstanding common stock by investing another $1.05 million in cash or our common stock. As part of the transaction, we received the right to increase our position, at our sole option, up to a total of 80% of Gecko’s outstanding common stock over the remaining two years of the agreement at fair value of the common stock on the date of the acquisition.

New Debenture Conversion

On February 24, 2006, we converted an aggregate $500,000 of the New Debentures into 331,125 shares of common stock. We recorded a beneficial conversion feature charge of $35,000 in conjunction with the conversion.

Sources and Uses of Cash

As of December 31, 2005, we had $11,675,877 in cash and cash equivalents and restricted cash of $1,582,059. Cash used in operations totaled $8,356,591, $7,271,862 and $9,856,825 in 2005, 2004 and 2003, respectively, and related to funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $194,286, $143,642 and $405,952 in 2005, 2004 and 2003, respectively. Investing activities in 2005 consisted of patent registration costs while in 2004 we also purchased laboratory equipment to support our research.  Restricted cash is comprised of $1.0 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds used will not be available for use in operations until the letters of credit have been reduced or terminated. The $1.0 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005.

Commitments and Contingencies

In April 2001, we amended our main operating lease for our facility to provide for additional space for our principal operating offices and laboratories. The amended lease will expire in 2008 and contains options to renew for an additional eight years and will require us to pay our allocated share of taxes and operating costs in addition to the annual base rent payment. Future minimum annual lease commitments excluding estimated allocated taxes and maintenance under the amended operating leases are noted below.

In connection with the amended lease agreement, we issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. We collateralized the letter of credit with a portion of our cash and classified the letter of credit as Restricted Cash. The funds used for collateral will not be available for use in operations.

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in June 2001, escalates from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2005, we have repaid approximately $21,000 and an additional $49,611 was paid in the first quarter of 2006.

The contractual obligations discussed above are outlined in the following table:

	Payment due in fiscal years
Contractual Obligations	Total	2006	2007	2008	2009	2010
Operating lease - Facility	$1,412,570	$484,310	$484,310	$443,950	$—	$—
Refundable grant obligation	205,940	49,611	—	—	—	156,329
Capital lease obligations	6,173	6,173	—	—	—	—
Redeemable Series C Preferred Stock (1)	5,035,416	—	—	5,035,416	—	—
Convertible unsecured debentures (1)	2,399,988	—	2,399,988	—	—	—
Total	$9,060,087	$540,094	$2,884,298	$5,479,366	$—	$156,329

(1)	Redeemable Series C Preferred Stock and Convertible unsecured debentures are convertible into common stock or can be satisfied with cash.

We received net proceeds from the sale of New Jersey net operating losses (NOLs) in conjunction with the New Jersey Emerging Technology and Biotechnology Financial Assistance Program of $386,692, $410,726 and $221,480 in 2005, 2004 and 2003, respectively. This program allows certain companies to apply to transfer New Jersey NOLs to other companies. This program, if continued by the state in future years, may provide us with similar cash inflows if we continue to incur NOLs.

We believe that our current cash and cash equivalents and cash from our cost-sharing agreements will be sufficient to fund our operations through 2007. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot be assured that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Revenue Recognition

Our near-term revenues will be derived substantially from contracts that require the Company to deliver hydrogen generation technology, management services, system design and prototype systems and licensing of technology for test and evaluation. Revenues are recognized in the period in which the technology is delivered or licensed revenue is earned.

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

Stock Options

We have recorded non-cash charges in 2005, 2004 and 2003 of the fair value of warrants issued to a board member, certain affiliates and third parties. Certain affiliates have the ability to earn new awards based on defined milestones and service periods. The accounting methodology requires a re-valuing of the related earned warrants at each reporting period using a Black-Scholes pricing model. Due to this variable accounting methodology, it is difficult to predict the amount of additional non-cash charges we will incur related to these warrants.

We also record non-cash charges for the difference between the grant price and market price on the date of grant related to certain stock options issued to employees and elected directors below market prices as defined by APB No. 25. The non-cash charge is recognized ratably over the related vesting period of the respective option contracts. As of June 30, 2003, all of these options were vested and there will be no further charges.

We also disclose pro forma information regarding net income and earnings per share that is required by SFAS No. 148. This information is required to be determined as if we had accounted for its employee stock options under the fair value method of that statement. We have estimated the fair value of options granted for the fiscal years ended December 31, 2005, 2004 and 2003 at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Due to these highly subjective assumptions, the non-cash charges incurred in 2005, 2004 and 2003 for warrants issued to affiliates and the pro forma disclosures of net loss and loss per share for fiscal 2005, 2004 and 2003, are not likely to be representative of non-cash charges and the pro forma effects on net loss and loss per share, respectively, in future years.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will become effective for all registrants as of the first fiscal year beginning after June 15, 2005. Therefore, our required effective date is January 1, 2006. Our current estimate of the annual net loss effect in 2006 of adopting SFAS 123R in January 2006 is to increase net loss by approximately $340,000.

 In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this standard on January 1, 2006. We do not expect that the adoption of SFAS 154 will have any impact on our consolidated results of operations, financial condition and cash flows.

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

Our systems' ability to produce energy depends on the availability of sodium borohydride, which has a limited commercial use and is not manufactured in vast quantities. There are currently only two major manufacturers of sodium borohydride and there can be no assurance that the high cost of this specialty chemical will be reduced. Once we commence full operations in the future, we may need to enter into long-term supply contracts to protect against price increases of sodium borohydride. As a result, we may be subject to commodity price risk in the future and there can be no assurance that we will be able to enter into agreements to protect against such risk.

Item 8.  Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedule in Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

Our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter. That evaluation did not identify any significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding Section 16(a) compliance, the Audit Committee, our Code of Conduct and background of the directors appearing under the captions “Election of Directors,”“Security Ownership of Principal Stockholders and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2006 annual meeting of stockholders is hereby incorporated by reference.

Item 11. Executive Compensation.

Information regarding executive compensation appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2006 annual meeting of stockholders is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for the 2006 annual meeting of stockholders is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 annual meeting of stockholders is hereby incorporated by reference.

Item 14. Principal Accountant Fees & Services.

Information appearing under the captions “Fees Paid to the Company’s Auditors” in our Proxy Statement for the 2006 annual meeting of stockholders is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this report.

2. Financial Statement Schedules

None of the schedules for which provision is made in the applicable accounting regulations under the Securities Exchange Act of 1934, as amended, are required.

3. Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

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

3.5†	—	Certificate of Amendment of Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on May 13, 2002)

3.6†	—
Designations of Preferences, Limitations, and Relative Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

3.7†	—
Designations of Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

3.8†	—
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

3.9†	—
Designations of Preferences, Limitations, and Relative Rights of Series A2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to Registration Statement No. 333-126418 on Form S-3 filed on July 6, 2005)

3.10†	—
Certificate of Amendment to the Designations of Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to Registration Statement No. 333-126418 on Form S-3 filed on July 6, 2005)

3.11†	—
Certificate of Designations, Preferences and Rights of Series C2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 to Registration Statement No. 333-126418 on Form S-3 filed on July 6, 2005)

3.12*	—	Certificate Eliminating Reference to the Series A Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc.

3.13*	—	Certificate Eliminating Reference to the Series C Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc.

4.1†	—	Specimen stock certificate representing the Registrant's Common Stock (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

4.2†	—	First Warrant to Purchase 224,014 shares of Common stock dated June 19, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 26, 2002)

4.3†	—	First Warrant to Purchase 44,803 shares of Common Stock dated June 19, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 26, 2002)

4.4†	—	Closing Warrant No. 1 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.1 to the Annual Report on Form 10-K filed on March 17, 2003)

4.5†	—	Closing Warrant No. 2 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.2 to the Annual Report on Form 10-K filed on March 17, 2003)

4.6†	—	First Warrant to purchase 242,678 shares of Common Stock dated December 26, 2002 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on March 17, 2003)

4.7†	—	Form of Warrant issuable to The Dow Chemical Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 28, 2005)

4.8†	—	Form of Warrant to Purchase Common Stock dated April 25, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

4.9†	—	Form of Convertible Debenture Due on September 30, 2007 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2005)

4.10*	—	Warrant to purchase 195,000 of Common Stock dated April 25, 2005

10.1†	—
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

10.9*	—	Change-in-Control Agreement between the Company and Adam Briggs dated as of July 28, 2004 and Schedule of Other Change-in-Control Agreements.

10.10†	—
Securities Purchase Agreement dated as of January 16, 2004 between the Company and the purchaser named therein. (incorporated by reference to Exhibit 10.24 to Registration Statement No. 333-112519 on Form S-3 filed on February 5, 2004)

10.11†	—
Registration Rights Agreement dated as of January 16, 2004 between the Company and the purchaser named therein. (incorporated by reference to Exhibit 10.25 to Registration Statement No. 333-112519 on Form S-3 filed on February 5, 2004)

10.12†	—
Employment Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 28, 2004)

10.13†	—
Restricted Stock Grant Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 28, 2004)

10.14†	—	Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and DKRW Energy LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 28, 2004)

10.15†	—
Employment Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2005)

10.16†	—
Restricted Stock Grant Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2005)

10.17†	—	Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and DKRW Energy LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 12, 2005)

10.18†	—
Stock Purchase Agreement, dated February 28, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2005)

10.19†	—
Amendment No. 1, dated as April 25, 2005, to Stock Purchase Agreement by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

10.20†	—
Registration Rights Agreement, dated as April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

10.21†	—
Investor Rights Agreement, dated April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 28, 2005)

10.22†	—
Joint Development Agreement, dated April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2005)

10.23†	—
Cross Licensing and Intellectual Property Agreement, dated April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 28, 2005)

10.24†	—
Standstill Agreement, dated April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 28, 2005)

10.25†	—
Patent Assignment Agreement and License, dated April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 28, 2005)

10.26†	—
Securities Purchase Agreement, dated April 20, 2005, by and among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.27†	—
Registration Rights Agreement, dated April 20, 2005, by and among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.28†	—
Form of Voting Agreement, dated April 25, 2005, by and among Millennium Cell Inc. and the stockholders name therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.29†	—
Security Agreement, dated April 25, 2005, by Millennium Cell Inc. in favor of Portside Growth & Opportunity Fund, as collateral agent for the Buyers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.30†	—
Account Control Agreement, dated April 25, 2005, by and among Millennium Cell Inc., Portside Growth & Opportunity Fund, as agent for the Buyers, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

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

(b) Reports on Form 8-K

  The following reports were filed under Form 8-K during the last quarter of the period covered by this report:

Date Filed or Furnished	Item No.	Description
October 27, 2005	Item 2.02	Millennium Cell Inc. issued a press release to report its financial results for the quarter ending, September 30, 2005.
November 15, 2005	Item 3.02
Millennium Cell Inc. issued an amended and restated convertible debenture to each of three institutional investors (the “Investors”) as consideration for the Investors’ agreement (i) to surrender their secured convertible debentures, maturing on November 8, 2005, that they had purchased from an unaffiliated third party on September 30, 2005 (the “Original Debentures”) and (ii) to cancel the standby bank letters of credit that secured the Original Debentures.

                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MILLENNIUM CELL INC.

                                                By: /s/ H. DAVID RAMM
                                                H. David Ramm
                                                Chief Executive Officer

Date: March 29, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ H. DAVID RAMM H. David Ramm	Chief Executive Officer and Director	March 29, 2006
/s/ JOHN D. GIOLLI John D. Giolli	Chief Financial Officer	March 29, 2006
/s/ G. CHRIS ANDERSEN G. Chris Andersen	Director	March 29, 2006
/s/ KENNETH R. BAKER Kenneth R. Baker	Director	March 29, 2006
/s/ ALEXANDER MACLACHLAN Alexander MacLachlan	Director	March 29, 2006
/s/ PETER A. MCGUIGAN Peter A. McGuigan	Director	March 29, 2006
/s/ ZOLTAN MERSZEI Zoltan Merszei	Director	March 29, 2006
/s/ JAMES L. RAWLINGS James L. Rawlings	Director	March 29, 2006
/s/ RICHARD L. SANDOR Richard L. Sandor	Director	March 29, 2006
/s/ JOHN R. WALLACE John R. Wallace	Director	March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Millennium Cell Inc.

We have audited the accompanying consolidated balance sheets of Millennium Cell Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years then ended, and for the period of January 1, 1999 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Cell Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years then ended, and for the period January 1, 1999 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
February 10, 2006

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$11,675,877	$8,217,840
Restricted cash	373,868	2,445,500
Accounts receivable - trade	36,808	73,474
Accounts receivable - government	112,462	372,776
Prepaid expenses	237,867	261,467
Deferred financing costs	102,270	97,366
Total current assets	12,165,284	11,468,423

Property and equipment, net	450,138	663,576
Patents and licenses, net	654,876	538,802
Restricted cash	1,582,059	589,521
Deferred financing costs	136,360	—
Security deposits	45,676	45,676
	$15,034,393	$13,305,998
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$521,615	$282,586
Accrued expenses	893,868	593,698
Accrued separation costs	—	318,368
Short-term portion of capital lease obligation	6,173	37,036
Short-term portion of refundable grant obligation	49,611	28,766
Deferred compensation	101,050	65,037
Convertible unsecured debentures	2,399,988	5,137,335
Convertible secured debentures	—	2,399,988
Deferred income	—	85,000
Total current liabilities	3,972,305	6,547,826

Redeemable Series C preferred stock, net of discount	5,035,416	—
Refundable grant obligation	156,329	177,174
Capital lease obligation	—	2,669

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 155,724 issued and outstanding as of December 31, 2005	2,413,722	—
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, none issued and outstanding as of December 31, 2005.	—	—
Common stock, $.001 par value; authorized 70,000,000 shares and 46,454,375 and 39,113,963 shares issued and outstanding as of December 31, 2005 and 2004, respectively	46,454	39,114
Additional paid-in capital	99,942,349	85,663,479
Deferred compensation	(596,296)	(188,805)
Deficit accumulated during development stage	(95,935,886)	(81,335,447)
Total stockholders' equity	5,870,343	4,178,341
	$15,034,393	$13,305,998

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Twelve Months	Twelve Months	Cumulative
	Ended	Ended	Ended	Amounts
	December 31, 2005	December 31, 2004	December 31, 2003	From Inception
Revenue	$416,902	$198,474	$466,859	$1,801,627
Cost of revenue	382,318	198,474	409,449	1,680,300
Gross margin	34,584	—	57,410	121,327

Product development and marketing	3,580,729	3,396,469	5,294,419	23,573,104
General and administrative	5,396,694	4,262,066	3,835,873	25,612,465
Restructuring expense	—	—	—	104,982
Non-cash charges	3,519,991	796,286	2,164,634	28,756,004
Depreciation and amortization	291,649	516,172	681,358	2,987,012
Research and development	609,534	474,609	1,020,102	9,196,256
Total operating expenses	13,398,597	9,445,602	12,996,386	90,229,823

Loss from operations	(13,364,013)	(9,445,602)	(12,938,976)	(90,108,496)

Interest expense, net	(1,623,118)	(1,770,102)	(2,897,077)	(4,074,292)
Equity in losses of affiliates	—	—	(488,364)	(856,078)
Loss before income taxes	(14,987,131)	(11,215,704)	(16,324,417)	(95,038,866)

Benefit from income taxes	386,692	410,726	221,480	1,253,861

Net loss	(14,600,439)	(10,804,978)	(16,102,937)	(93,785,005)

Preferred stock amortization	—	—	—	(2,150,881)

Net loss applicable to common stockholders	$(14,600,439)	$(10,804,978)	$(16,102,937)	$(95,935,886)

Loss per share — basic and diluted	$(.34)	$(.29)	$(.51)	$(3.11)
Weighted — average number of shares outstanding	43,405,306	37,226,377	31,564,345	30,843,984

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional				Total
	Common Stock		Paid-in	Deferred	Series A	Accumulated	Stockholder's
	Shares	Amount	Capital	Compensation	Preferred	Deficit	Equity
Balance at December 31, 2002	29,027,491	29,027	61,679,267	—	—	(54,427,532)	7,280,762
Issuance of common stock in private placement transactions	5,468,001	5,468	11,294,533	—	—	—	11,300,001
Beneficial conversion feature on private placement transactions	—	—	1,356,825	—	—	—	1,356,825
Fair value of warrants issued with secured debentures	—	—	471,923	—	—	—	471,923
Issuance of common stock from exercise of options	50,000	50	144,950	—	—	—	145,000
Issuance of restricted stock in conjunction with tender offer	197,599	198	395,000	(395,198)	—	—	—
Common stock under deferred compensation plan	—	—	—	(32,315)	—	—	(32,315)
Amortization of deferred compensation for restricted stock	—	—	—	69,086	—	—	69,086
Issuance of common stock to Board of Directors	201,289	201	404,354	—	—	—	404,555
Issuance of common stock for 401(k)	84,672	85	143,139	—	—	—	143,224
Non-cash compensation charges for issuance of stock options	—	—	1,894,961	—	—	—	1,894,961
Net loss	—	—	—	—	—	(16,102,937)	(16,102,937)
Balance at December 31, 2003	35,029,052	$35,029	$77,784,952	$(358,427)	$—	$(70,530,469)	$6,931,085
Issuance of common stock in private placement transactions	3,162,034	3,162	5,296,839	—	—	—	5,300,001
Beneficial conversion feature on private placement transactions	—	—	497,757	—	—	—	497,757
Issuance of stock for deferred financing costs	377,846	378	813,445	—	—	—	813,823
Issuance of common stock from exercise of options	115,532	115	345,208	—	—	—	345,323
Common stock under deferred compensation plan	—	—	(27,216)	169,622	—	—	142,406
Issuance of stock for interest payments	90,671	91	142,426	—	—	—	142,517
Issuance of common stock to Board of Directors	126,817	127	226,751	—	—	—	226,878
Issuance of stock for merit program	51,800	52	130,996	—	—	—	131,048
Issuance of stock for executive compensation	100,000	100	199,900	—	—	—	200,000
Issuance of common stock for 401(k)	60,211	60	103,712	—	—	—	103,772
Non-cash compensation charges for issuance of stock options	—	—	148,709	—	—	—	148,709
Net loss	—	—	—	—	—	(10,804,978)	(10,804,978)
Balance at December 31, 2004	39,113,963	$39,114	$85,663,479	$(188,805)	$—	$(81,335,447)	$4,178,341

(continued)

(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)

			Additional				Total
	Common Stock		Paid-in	Deferred	Series A	Accumulated	Stockholder's
	Shares	Amount	Capital	Compensation	Preferred	Deficit	Equity
Balance at December 31, 2004	39,113,963	$39,114	$85,663,479	$(188,805)	$—	$(81,335,447)	$4,178,341
Issuance of common stock in private placement transactions	5,625,205	5,625	9,918,373	—	—	—	9,923,998
Beneficial conversion feature on private placement transactions	—	—	168,000	—	—	—	168,000
Issuance of stock for deferred financing costs	52,477	53	62,447	—	—	—	62,500
Issuance of common stock from exercise of options	120,288	120	288,571	—	—	—	288,691
Common stock under deferred compensation plan	—	—	—	127,181	—	—	127,181
Issuance of stock for interest payments	178,829	179	297,215	—	—	—	297,394
Issuance of common stock to Board of Directors	138,485	138	219,148	—	—	—	219,286
Issuance of stock for warrants	589,376	589	883,475	—	—	—	884,064
Issuance of stock for executive compensation	50,000	50	85,450	—	—	—	85,500
Issuance of common stock for 401(k)	110,952	111	163,920	—	—	—	164,031
Issuance of restricted stock for merit awards	474,800	475	1,044,085	(1,044,560)	—	—	—
Vesting of restricted stock awards	—	—	—	417,824	—	—	417,824
Amortization of restricted stock awards	—	—	—	125,347	—	—	125,347
Warrants issued in connection with Series C preferred stock	—	—	1,021,928	—	—	—	1,021,928
Issuance of Series A preferred stock, 155,724 shares issued	—	—	—	—	2,413,722	—	2,413,722
Deferred compensation plan	—	—	—	(33,283)	—	—	(33,283)
Non-cash compensation charges for issuance of stock options	—	—	126,258	—	—	—	126,258
Net loss	—	—	—	—	—	(14,600,439)	(14,600,439)
Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	$(596,296)	$2,413,722	$(95,935,886)	$5,870,343

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Cumulative
	December 31,	December 31,	December 31,	Amounts From
	2005	2004	2003	Inception
Operating activities
Net loss	$(14,600,439)	$(10,804,978)	$(16,102,937)	$(93,785,005)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	291,649	516,172	681,358	2,987,012
Amortization of discount on unsecured debentures	856,509	773,623	926,832	2,578,829
Amortization of deferred financing costs	429,507	367,932	582,054	1,394,083
Non-cash interest charges	297,394	142,517	—	439,911
Beneficial conversion feature on PIPE financing	168,000	497,757	1,356,825	2,022,582
Losses on investment in affiliate	—	—	488,364	856,078
Non-cash charges	3,519,991	796,286	2,164,634	28,756,004
Changes in operating assets and liabilities:
Accounts receivable	296,980	(405,006)	192,771	(149,270)
Prepaid expenses and other assets	23,600	3,993	72,130	(283,542)
Accounts payable and accrued expenses	445,218	754,842	(218,856)	2,291,237
Deferred income	(85,000)	85,000	—	2,399,988
Net cash used in operating activities	(8,356,591)	(7,271,862)	(9,856,825)	(50,492,093)

Investing Activities
Purchase of property and equipment	—	(97,585)	(7,409)	(2,885,446)
Patent registration costs	(194,286)	(46,057)	(77,591)	(902,567)
Investment in affiliate	—	—	(320,952)	(856,078)
Increase/(decrease) in restricted cash	1,452,963	(36,642)	(35,329)	(1,582,058)
Net cash (used in) provided by investing activities	1,258,677	(180,284)	(441,281)	(6,226,149)

Financing activities
Proceeds from sale of common stock	1,172,755	345,324	145,000	39,394,207
Underwriting and other expenses of initial public offering	—	—	—	(3,669,613)
Proceeds from issuance of debentures	—	9,428,806	8,500,000	21,428,806
Proceeds from redeemable Series C preferred stock	10,000,000	—	—	10,000,000
Deferred financing costs	(583,272)	(79,077)	(291,027)	(1,281,656)
Capital lease obligation payments	(33,532)	(29,240)	(17,239)	(80,011)
Proceeds from capital contribution	—	—	—	500,000
Payment of note payable	—	—	—	(250,000)
Proceeds from grant, net	—	—	(21,582)	205,940
Proceeds from sale of preferred stock	—	—	—	2,146,446
Net cash provided by financing activities	10,555,951	9,665,813	8,315,152	68,394,119
Net increase (decrease) in cash and cash equivalents	3,485,037	2,213,667	(1,982,954)	11, 675,877
Cash and cash equivalents, beginning of period	8,217,840	6,004,173	7,987,127	—
Cash and cash equivalents, end of period	$11,675,877	$8,217,840	$6,004,173	$11,675,877

Supplemental Cash Flow Data:

Please see Note 3 for more information.

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Basis of Presentation

Millennium Cell Inc. (the "Company"), was incorporated on December 17, 1998 and organized on January 1, 1999 (inception). The Company is a development stage company, as defined in Statement of Financial Accounting Standards No.7, “Accounting and Reporting by Development Stage Enterprises.” The Company is focused on commercialization of hydrogen batteries for use primarily in portable electronic devices for the military, medical, industrial and consumer markets. These hydrogen batteries offer runtime, weight, safety and cost advantages in an attractive form factor versus traditional batteries. Millennium Cell is developing this technology in partnership with corporate and government entities.

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

Accounts receivable

Accounts receivable - trade is comprised of agreements with third parties from revenue agreements. Accounts receivable - government represents amounts due under the Company’s cost-sharing programs.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions and in U.S. government issued securities. At times, such investments may be in excess of the FDIC insurance limit. The Company’s limited customer base increases its concentrations of credit risk with respect to trade receivables. The Company routinely assesses the financial strength of its customers.

Long-Lived Assets

The Company records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted estimated cash flows to be generated by the related assets are less than the carrying amount of those assets.

Property and Equipment

Property and equipment are stated at cost. Machinery and equipment and furniture and fixtures are depreciated over three years. Leasehold improvements are amortized over the estimated useful lives of the assets or initial lease terms, whichever is shorter. Repairs and maintenance are charged to expense as incurred.

Patents and Licenses

Certain costs associated with obtaining and licensing patents and trademarks are capitalized as incurred and are amortized on a straight-line basis over their estimated useful lives of 10 to 17 years unless the asset is determined to be impaired. Amortization of such costs begins once the patent has been issued. The Company evaluates the recoverability of its patent costs when events and circumstances indicate that the assets might be impaired and the undiscounted estimated cash flows to be generated by the related assets are less than the carrying amount of those assets.

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

Restricted Cash

Cash that is pledged as collateral under the Company's amended facilities lease agreement and restricted funds for future dividends on the Redeemable Series C Preferred Stock (“Series C”) is classified as restricted cash on the consolidated balance sheet.

Revenue Recognition

Revenues over the past three fiscal years were derived primarily from engineering and design services. While in the development stage, the Company’s revenue is expected to fluctuate from year to year with the timing of prototype development and design services.

The Company's near term revenues will be derived substantially from contracts that require the Company to deliver engineering, design and management services, hydrogen battery technology, prototype systems and licensing of technology. Revenues are recognized in the period in which the services are performed, technology and/or prototype is delivered or licensed revenue is earned.

Cost-Sharing Programs

The Company participates in a number of government programs, which provide the Company with funding to offset the costs of product development and research. As the Company’s full costs are not billable under these programs, the billable costs are shown as reductions of operating expenses in the accompanying consolidated statements of operations in the period in which the costs are incurred on a time and materials basis.

The following table is a breakdown of the reduction of operating expenses as a result of the cost-sharing programs, which began in 2004, by function for the 12 months ended December 31:

	2005	2004
Product development expense	$141,743	$233,629
General and administrative expense	$293,252	$229,033
Research and development expense	$605,103	$745,446
Total	$1,040,098	$1,208,108

Product Development and Marketing Costs

Product development and marketing costs are expensed as incurred.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

Research and development costs are expensed as incurred.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. FAS 148 amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company. FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

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

The following table illustrates the effect on net loss and loss per share, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders - as reported	$(14,600,439)	$(10,804,978)	$(16,102,937)
Plus: Stock-based compensation expense included in reported net loss	1,106,269	796,286	2,164,634
Less: Total stock-based compensation expense determined using the fair value method	(1,636,608)	(1,576,863)	(6,125,215)
Net loss attributable to common stockholders - pro forma	$(15,130,778)	$(11,585,555)	$(20,063,518)
Net loss per share attributable to common stockholders - As reported	$(0.34)	$(0.29)	$(0.51)
Net loss per share attributable to common stockholders - Pro forma	$(0.35)	$(0.31)	$(0.64)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	.89	.57	.69
Risk-free interest rate	4.45%	3.48%	3.68%
Expected option term	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company's options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Based upon the above assumptions, the weighted average fair value of stock options granted at market were $1.28, $1.14 and $1.44 in fiscal 2005, 2004 and 2003, respectively.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R will become effective for all registrants as of the first fiscal year beginning after June 15, 2005. Therefore, the Company’s required effective date is January 1, 2006. The Company’s current estimate of the annual net loss effect in 2006 of adopting SFAS 123R in January 2006 is approximately $340,000. The Company will use the prospective method and the Black-Scholes option valuation model to record compensation expense for stock options.

Earnings Per Share

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

In October 2004, the FASB ratified Emerging EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Their conclusion was that beginning with reporting periods ending after December 15, 2004 (i) contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, "Earnings Per Share," regardless of the contingent features included in the instrument, and (ii) prior period earnings per share would have to be restated. With the ratification of EITF No. 04-8, the Company was required to include such potentially issuable shares, if dilutive, in its diluted earnings per share calculation beginning with the fourth quarter 2004 reporting period. Our secured and unsecured convertible debentures, as well as our Series C Preferred Stock, are contingently convertible debt instruments that are potentially convertible into approximately 4,600,000, 3,700,000 and 300,000 shares of common stock for 2005, 2004 and 2003, respectively. These contingently convertible shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, as their effects would have been anti-dilutive. Please see Notes 7 and 11 for more information.

Options to purchase 4,277,249, 4,017,191 and 4,422,476 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, as their effects would have been anti-dilutive. Please see Note 12 for more information.

Warrants to purchase 2,066,015, 1,405,391 and 1,405,391 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2005, 2004 and 2003, respectively, as their effects would have been anti-dilutive. Please see Notes 7 and 12 for more information.

Income Taxes

The Company is subject to state and federal income taxes and accounts for income taxes under the liability method. Accordingly, net deferred tax assets and an offsetting valuation allowance of $33,609,000 and $29,609,000 at December 31, 2005 and 2004, respectively, have been recorded due to the uncertainty regarding the realization of such deferred tax assets. The significant items giving rise to the deferred income taxes were primarily tax loss and credit carryforwards and depreciation. The net operating losses will begin to expire in 2020.

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Recently Issued Accounting Standards

 In May 2005, the FASB issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of Accounting Principles Board Opinion No. 20 (“APB 20”) and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt this standard on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have any impact on the Company’s consolidated results of operations, financial condition and cash flows.

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

Note 3 — Supplemental Cash Flow Information

The Company funded its vested matching contributions in connection with its 401(k) plan for employees with 110,952, 60,211 and 84,672 shares of common stock with a market value of $164,031, $103,772 and $143,224 in fiscal 2005, 2004 and 2003, respectively.

The Company made non-cash payments to the members of the Board of Directors in lieu of cash compensation of $219,286, $226,878 and $404,555 in 2005, 2004 and 2003, respectively.

In March 2005, the Company issued 474,800 shares of restricted stock to employees with a fair market value of $1,044,560. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the twelve months ended December 31, 2005, the Company recorded $543,171 in non-cash charges for restricted stock issued to employees that includes the amortization of restricted stock issued in March 2005 and the vesting of 189,920 shares of restricted stock during March 2005 based on the Company’s performance of certain acceleration of vesting features in the restricted stock plan. The Company will recognize additional non-cash charges of $501,389 through 2009, or earlier if other accelerated vesting features are met.

Interest paid during 2005, 2004 and 2003 totaled $128,493, $88,749 and $104,337, respectively. Non-cash interest during 2005 and 2004 was $297,394 and $142,517, respectively. The Company also issued debentures in 2005, 2004 and 2003 which resulted in non-cash transactions. Please see Note 11 for more information.

In December 2005, the Company issued 100,000 options to a member of the Board of Directors for his contribution towards the negotiation of the joint development arrangement. The Company recorded a non-cash charge of $126,258. Please see Note 13 for more information.

Note 4 — Income Taxes

The components of the benefit for income taxes are as follows:
                                                                 Year Ended December 31,
	2005	2004	2003
Current benefit:
Federal	$—	$—	$—
State	(386,692)	(410,726)	(221,480)
Deferred provision:
Federal	—	—	—
State	—	—	—
Total	$(386,692)	$(410,726)	$(221,480)

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax benefits recorded for the years ended December 31, 2005, 2004 and 2003 were derived from the Company's participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain qualified companies to be compensated for the transfer of their New Jersey net operating losses to other companies.

Significant components of the Company’s net deferred taxes as of December 31, 2005 and 2004 are as follows:

                        Year Ended December 31,
	2005	2004
Stock based compensation	$8,898,000	$8,757,000
Net operating loss carryforwards	22,545,000	18,946,000
Research and development credits	1,770,000	1,490,000
Depreciation and amortization	396,000	382,000
Deferred revenue	—	34,000
Other	—	—
Valuation reserve	(33,609,000)	(29,609,000)
Net deferred tax asset	—	—

The Company has provided a full valuation allowance in 2005 and 2004 for its deferred tax assets since the realization of these future benefits is not considered more likely than not. The amount of deferred tax assets considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes. The Company assesses the need for the valuation allowance at each balance sheet date based on all available evidence.

As of December 31, 2005, the Company had available net operating loss carryforwards of approximately $57,300,000 for federal income tax purposes and approximately $41,500,000 for state income tax purposes. The federal carryforwards will begin to expire in 2020, and the state carryforwards will begin to expire in 2007. In addition, at December 31, 2005 the Company had available federal research and development tax credit carryforwards of approximately $1,180,000 that begin to expire in 2020 and state research and development credits of approximately $590,000.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the recorded provision (benefit) for income taxes is as follows:

                                                                           Year Ended December 31,
	2005	%	2004	%	2003	%
Tax at U.S. statutory rate	$(5,246,000)	35.0	$(3,925,000)	35.0	$(5,636,000)	35.0
State tax (benefit), net of federal tax effect	(584,000)	3.9	(647,000)	5.8	(942,000)	5.8
Research and experimentation tax credit	(58,000)	0.4	(130,000)	1.2	(193,000)	1.2
Interest expense	681,000	(4.5)	655,000	(6.1)	—	—
Other	13,308	(0.1)	(4,726)	—	94,000	(0.5)
Valuation allowance	4,807,000	(32.1)	3,641,000	(32.2)	6,455,520	(40.1)
Provision (benefit) for income taxes	$(386,692)	2.6	$(410,726)	3.7	$(221,480)	1.4

Note 5 — Property And Equipment

Property and equipment consist of the following at December 31:

	2005	2004
Machinery and equipment	$1,329,655	$1,329,655
Furniture and fixtures	402,125	402,125
Leasehold improvements	1,290,078	1,290,078
	3,021,858	3,021,858
Accumulated depreciation	(2,571,720)	(2,358,282)
Property and equipment, net	$450,138	$663,576

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded depreciation expense of $213,438, $443,523 and $611,062 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively.

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

Note 6 — Patents and Licenses

Patent and license costs consist of the following at December 31:

	2005	2004
Patent and license costs	$1,010,496	$816,211
Accumulated amortization	(355,620)	(277,409)
Patents and licenses, net	$654,876	$538,802

The Company recorded amortization expense of $78,211, $72,649 and $70,296 for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Amortization of patents and licenses is estimated to be approximately $78,000 per year over the next five years and $265,000 thereafter.

Note 7 — Convertible Debentures

On November 8, 2002, the Company issued to the Ballard Power Systems Inc. (“Ballard”) a $2.4 million secured convertible debenture with a maturity date of November 8, 2005. On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, the Company issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, the Company issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured the original debentures, thus enabling the Company to use the formerly restricted cash for the Company’s operations. The principal changes to the term of the debentures consisted of the reduction of the initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. The Company relied on the exemption from registration under Section 3(a)(9) of the Securities Act in connection with the issuance of the New Debentures. No gain or loss was required to be recognized by the Company upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company will be required to record a Beneficial Conversion Feature (“BCF”) interest charge if the Company elects to convert debentures early at a discount.

Note 8 — Grant Obligation

Between January 1999 and April 2000, the Company received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of the Company’s technology. The recoverable grant is required to be repaid when the Company generates net sales in a fiscal year. The repayment obligation, which began in June 2001, escalates from 1% to 5% of net sales over a ten-year period. The Company is obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2005, the Company has repaid approximately $21,000 and an additional $49,611 was paid in the first quarter of 2006.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments And Contingencies

In April 2001, the Company amended its main operating lease to provide for additional space for the Company's principal operating offices and laboratories. The amended lease will expire in 2008 and will contain options to renew for an additional eight years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments excluding estimated allocated taxes and maintenance under the amended operating leases are as follows:

2006	484,310
2007	484,310
2008	443,950
Total	$1,412,570

Rent expense under the operating lease was approximately $649,956, $640,523 and $546,710 for the years ended December 31, 2005, 2004, and 2003, respectively.

In connection with the amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of the Company's cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.

In 2005, the Company began leasing 5,000 square feet to an unrelated third party. The lease is a one-year agreement, with an option for a six month extension. The lessee agreed to pay the Company a fixed monthly rent of $9,275 per month.

From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. The Company does not believe that any such litigation would have a material adverse effect on the Company’s results of operations or financial condition.

Note 10 — Rabbi Trust

In 2003, the Company established a deferred compensation arrangement whereby a portion of certain Board of Directors fees could be withheld and placed in a Rabbi Trust at their option. The Company adopted the provisions of Emerging Issues Task Force (EITF) 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts Are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability. The fair value of the Rabbi Trust was $101,050 and is payable in cash or the Company’s common stock upon the holders’ request.

Note 11 — Private Placement Transactions

Private Placement Transactions

During 2002, 2003 and 2004, we entered into a series of private placement financing transactions with three different institutional and accredited investors pursuant to the terms of separate securities purchase agreements among the Company and the purchasers. The private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. The placements collectively raised $26.0 million dollars through the sale of $4.0 million in common stock and the issuance of $22.0 million in convertible debentures. As of December 31, 2005, all $22.0 million of debentures had been converted into 11,931,537 shares of common stock. Due to these conversions, the Company incurred BCF interest charges for the years ended December 31, 2005, 2004 and 2003 of $168,000, $497,757 and $1,356,825, respectively.

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”) (which shares were subsequently exchanged for a like number of shares of redeemable Series C2 Preferred Stock in an exchange offer conducted by the Company). Each Series C share is convertible into 500 hundred shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and is amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. As of December 31, 2005, the Company issued 54,117 shares valued at $109,128 in satisfaction of the quarterly dividend payments with respect to Series C. Total dividends of $369,753, which include dividends paid in cash and common stock were recorded as interest expense since the Series C was recorded as a liability as of December 31, 2005. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. As of December 31, 2005, approximately $4.5 million of the Series C have been converted into 2,323,743 shares of the Company’s common stock and the Company has transferred $796,286 from the restricted cash account for the conversions that were executed.

Series A Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A Preferred Stock to Dow (which shares were subsequently exchanged for a like number of shares of Series A2 Preferred Stock in an exchange offer conducted by the Company), each share of which is convertible into ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the close of our common stock on April 25, 2005.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on military and/or consumer electronics applications. Achievement of milestones, as defined in the joint development arrangement, in either military or consumer electronics applications will trigger equity transactions at Dow’s option to purchase an additional $1.25 million of the Company’s preferred stock based on the market value of the common stock as defined in the joint development arrangement.

Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of the Company’s Series B Preferred Stock which is convertible into a number of shares of the Company’s common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of the Company’s Series B Preferred Stock, Dow will also receive warrants to purchase a number of shares of the Company’s common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. If Dow purchases shares of the Company’s Series B Preferred Stock in such instances, the Company will issue to Dow additional shares of Series A Preferred Stock such that Dow will own a certain percentage of the Company’s capital stock as of the date of issuance as provided in the Dow Stock Purchase Agreement. If Dow elects not to purchase shares of the Company’s Series B Preferred Stock upon completion of any milestone, the Company will issue to Dow a lesser number of additional shares of Series A Preferred Stock.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Stock Options and Employee Benefit Plans

2000 Stock Option Plan

In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan and reserved 8,500,000 shares of common stock, which includes shares that are allotted under the 401(k) plan. The plan provides for the granting of the following types of awards: stock options, stock warrants, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Options and warrants issued under this plan have a life of ten years and generally vest ratably over three years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

The following table summarizes option activity under the Plan:

		Weighted
		Average
	Number Of	Exercise Price
	Options	Per Share
Balance at December 31, 2002	4,345,829	$5.06
Granted at fair value	1,122,840	2.30
Forfeited or terminated	(996,093)	7.46
Exercised	(50,000)	2.90
Balance at December 31, 2003	4,422,576	$3.84
Granted at fair value	642,038	2.33
Forfeited or terminated	(931,891)	3.61
Exercised	(115,532)	2.98
Balance at December 31, 2004	4,017,191	$3.79
Granted at fair value	632,800	2.83
Forfeited or terminated	(252,454)	2.73
Exercised	(120,288)	2.40
Balance at December 31, 2005	4,277,249	$3.50

The following is additional information relating to options granted and outstanding under the plan as of December 31, 2005:

		Weighted	Remaining		Weighted
		Average	Weighted		Average
Exercise Price Range	Options Outstanding	Exercise Price	Average Life (Years)	Options Exercisable	Exercise Price
$ 0.01 - $ 2.00	496,347	$0.67	9.89	22,534	$1.95
$ 2.01 - $ 2.90	2,969,170	2.70	5.10	2,626,842	2.75
$ 2.91 - $ 9.58	381,536	5.60	6.14	381,536	5.60
$10.00 - $19.63	430,196	10.39	6.00	430,196	10.39
	4,277,249	$3.50	6.46	3,461,108	$4.01

The stock option table above excludes the warrants to purchase 1,250,000 shares of the Company’s common stock issued in connection with the Series C, as well as warrants to purchase 816,015 shares of the Company’s common stock that begin to expire in 2010.

The Company also incurred non-cash charges of $0.1 million, $0.2 million and $0.5 million in 2005, 2004 and 2003, respectively, related to the fair value of warrants issued to affiliates and a board member. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Savings Plan

In December 2000, the Company enacted a savings plan that complies with Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches in company stock in July and December of each fiscal year, on a one-to-one basis the vested portion of employee contributions up to 6% of eligible compensation. Employee contributions to this plan began in January 2001. Employer matching stock contributions vest ratably over three years. The Company funded the vested matching contributions to the plan with 110,952, 60,211 and 84,672 shares of common stock with an issued market value of $164,031, $103,772 and $143,224 in fiscal 2005, 2004 and 2003, respectively.

Note 13 — Related Party Transactions

In October 2004, the Company’s Board of Directors approved a financial advisory services agreement with Andersen, pursuant to which Andersen is to act as the Company’s Senior Financial Advisor. As Senior Financial Advisor, Andersen is required to support the Company’s efforts to raise capital through transactions that contemplate issuances of debt, equity and/or convertible securities by Millennium to strategic entities and financial investors. In consideration therefore, the Company paid Andersen a non-refundable retainer in the amount of $62,500 in 2004. Further, upon the execution and delivery of definitive agreements with respect to a strategic transaction in 2005, Andersen was entitled to and received fee equal to $62,500 payable which was paid in shares of restricted Common Stock.

In 2005 and 2004, respectively, the Company entered into an Employment Agreement and a Restricted Stock Grant Agreement with Mr. H. David Ramm, a member of the Board of Directors, and the Chief Executive Officer, and an Agreement with DKRW Energy LLC (“DKRW”), a limited liability company of which Mr. Ramm is a member. The Company made a grant to Mr. Ramm of 50,000 and 100,000 shares of restricted stock in 2005 and 2004, respectively in accordance with the restricted stock agreement. Under the DKRW agreement, the Company agreed to pay a monthly retainer of $12,500 and $25,000 to DKRW in connection with Mr. Ramm’s serving as the Chief Executive Officer in 2005 and 2004, respectively. The agreement will automatically renew on a month-to-month basis unless terminated in writing by either party.

In December 2005, Zoltan Merszei, a member of the Company’s Board of Directors, was awarded 100,000 options to purchase the Company’s common stock with an exercise price of $1.48 per share.  These options will vest ratably over three years.  In December 2005, the Company recorded a non-cash charge of $126,258 based on the fair value of the options.  The options were awarded by the Board of Directors in recognition of Mr. Merszei’s contributions towards the negotiation of the joint development arrangement with Dow, which was executed in April 2005 (see note 11). Mr. Merszei is a former member of the Board of Directors of Dow and has a family member who is currently employed there as well.

Note 14 — Subsequent Events (Unaudited)

Gecko

On February 15, 2006, the Company entered into a 3-year joint development program with Gecko Energy Technologies, Inc. (“Gecko”) to collaborate on the development and commercialization of portable fuel cell systems for use in military, medical, industrial and consumer electronics applications. These products will pair the company’s patented Hydrogen on Demand® technology with Gecko’s thin planar Proton Exchange Membrane (PEM) fuel cells to create a hydrogen battery that is lighter, smaller and less expensive than traditional batteries for a variety of applications. Gecko’s efforts are focused on the development of an easy-to-manufacture fuel cell that provides portable device makers with design flexibility by allowing the thin power source to be part of the exterior surface of the device itself.

In addition to the joint development program, the Company has acquired approximately 23% of the outstanding common stock of Gecko in exchange for $0.5 million in cash and a one-year, commitment of services and facilities valued at $0.5 million. Later in the year, the Company will increase its position to a total of 48% of Gecko’s outstanding common stock by investing another $1.0 million in cash or the Company’s common stock. As part of the transaction, the Company received the right to acquire, at its sole option, up to 80% of Gecko over the remaining 2 years of the agreement at fair value of the common stock on the date of the acquisition.

New Debenture Conversion

On February 24, 2006, the Company converted an aggregate $500,000 of the New Debentures into 331,125 shares of common stock. The Company recorded a beneficial conversion feature charge of $35,000 in conjunction with the conversion.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Quarterly Information (Unaudited) (1)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
	(in 000's, except per share amounts)
Fiscal Year ended December 31, 2005
Revenue	$80	$48	$140	$149	$417
Cost of revenue	80	48	101	153	382
Gross margin	—	—	39	(4)	35
Product development & marketing	1,081	799	867	834	3,581
General and administrative	869	1,858	1,438	1,232	5,397
Non-cash charges	505	2,525	102	388	3,520
Depreciation and amortization	78	64	75	75	292
Research and development	218	207	99	85	609
Total operating expenses	2,751	5,453	2,581	2,614	13,399
Loss from operations	(2,751)	(5,453)	(2,542)	(2,618)	(13,364)
Interest expense, net	(367)	(331)	(817)	(108)	(1,623)
Equity in losses of affiliates	—	—	—	—	—
Loss before income taxes	(3,118)	(5,784)	(3,359)	(2,726)	(14,987)
Benefit from income taxes	—	—	—	387	387
Net loss	(3,118)	(5,784)	(3,359)	(2,339)	(14,600)
Loss per share — basic and diluted	$(.08)	$(.14)	$(.08)	$(.05)	$(.34)
Weighted — average number of shares outstanding	40,174	42,612	44,360	46,410	43,405

	First	Second	Third	Fourth	Total
	(in 000's, except per share amounts)
Fiscal Year ended December 31, 2004
Revenue	$25	$90	$10	$73	$198
Cost of revenue	25	90	10	73	198
Gross margin	—	—	—	—	—
Product development & marketing	1003	773	904	717	3,396
General and administrative	1,611	630	783	1,238	4,262
Non-cash charges	322	270	126	78	796
Depreciation and amortization	142	150	128	95	516
Research and development	(10)	101	28	356	475
Total operating expenses	3,068	1,923	1,969	2,484	9,445
Loss from operations	(3,068)	(1,923)	(1,969)	(2,484)	(9,445)
Interest expense, net	(314)	(987)	(365)	(103)	(1,770)
Equity in losses of affiliates	—	—	—	—	—
Loss before income taxes	$(3,382)	$(2,911)	$(2,335)	$(2,587)	$(11,215)
Benefit from income taxes	—	—	—	411	411
Net loss	$(3,382)	$(2,911)	$(2,335)	$(2,176)	$(10,804)
Loss per share — basic and diluted	$(.10)	$(.08)	$(.06)	$(.06)	$(.29)
Weighted — average number of shares outstanding	35,399	36,986	37,701	38,804	37,226

(1)	Some columns and rows may not foot or cross-foot due to rounding.