Form 10-K/A
period 2005-12-31
MILLENNIUM CELL INC
filed 2006-04-13
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) on March 29, 2006 to correct clerical errors in the Balance Sheet in Item 8 (Financial Statements and Supplemental Data); to add the consent of our Independent Registered Public Accounting Firm as Exhibit 23.1; and to update the certifications of our principal executive and principal financial officers. The clerical errors in the Balance Sheet were made in the process of converting and formatting the Form 10-K to an electronic format suitable for filing with the SEC. The Balance Sheet included in our Annual Report mailed to stockholders contained the correct amounts. Except as set forth herein, there have been no other changes to the Form 10-K as originally filed.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A; we are including in this amendment the complete text of Item 8. Financial Statements and Supplementary Data and Item 15. Exhibits and Financial Statement Schedules, each as amended.

This Amendment No. 1 to the Form 10-K does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

TABLE OF CONTENTS

Item	Description	Page
Item 8.	Financial Statements and Supplementary Data	1

Item 15.	Exhibits and Financial Statement Schedules	20

	Signature Page	22

i

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

/s/ ERNST & YOUNG LLP

New York, New York
February 10, 2006

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$11,675,877	$8,217,840
Restricted cash	373,868	2,445,500
Accounts receivable- trade	36,808	73,474
Accounts receivable - government	112,462	372,776
Prepaid expenses	237,867	261,467
Deferred financing costs	102,270	97,366
Total current assets	12,539,152	11,468,423

Property and equipment, net	450,138	663,576
Patents and licenses, net	654,876	538,802
Restricted cash	1,208,191	589,521
Deferred financing costs	136,360	—
Security deposits	45,676	45,676
	$15,034,393	$13,305,998
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$521,615	$282,586
Accrued expenses	893,868	593,698
Accrued separation costs	—	318,368
Short-term portion of capital lease obligation	6,173	37,036
Short-term portion of refundable grant obligation	49,611	28,766
Deferred compensation	101,050	65,037
Convertible unsecured debentures	2,399,988	5,137,335
Convertible secured debentures	—	2,399,988
Deferred income	—	85,000
Total current liabilities	3,972,305	8,947,814

Redeemable Series C preferred stock, net of discount	5,035,416	—
Refundable grant obligation	156,329	177,174
Capital lease obligation	—	2,669

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 155,724 issued and outstanding as of December 31, 2005	2,413,722	—
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, none issued and outstanding as of December 31, 2005.	—	—
Common stock, $.001 par value; authorized 70,000,000 shares and 46,454,375 and 39,113,963 shares issued and outstanding as of December 31, 2005 and 2004, respectively	46,454	39,114
Additional paid-in capital	99,942,349	85,663,479
Deferred compensation	(596,296)	(188,805)
Deficit accumulated during development stage	(95,935,886)	(81,335,447)
Total stockholders' equity	5,870,343	4,178,341
	$15,034,393	$13,305,998

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

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Deferred	Series A	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Compensation	Preferred	Deficit	Equity
Balance at December 31, 2002	29,027,491	29,027	61,679,267	—	—	(54,427,532)	7,280,762
Issuance of common stock in private placement transactions	5,468,001	5,468	11,294,533	—	—	—	11,300,001
Beneficial conversion feature on private placement transactions	—	—	1,356,825	—	—	—	1,356,825
Fair value of warrants issued with secured debentures	—	—	471,923	—	—	—	471,923
Issuance of common stock from exercise of options	50,000	50	144,950	—	—	—	145,000
Issuance of restricted stock in conjunction with tender offer	197,599	198	395,000	(395,198)	—	—	—
Common stock under deferred compensation plan	—	—	—	(32,315)	—	—	(32,315)
Amortization of deferred compensation for restricted stock	—	—	—	69,086	—	—	69,086
Issuance of common stock to Board of Directors	201,289	201	404,354	—	—	—	404,555
Issuance of common stock for 401(k)	84,672	85	143,139	—	—	—	143,224
Non-cash compensation charges for issuance of stock options	—	—	1,894,961	—	—	—	1,894,961
Net loss	—	—	—	—	—	(16,102,937)	(16,102,937)
Balance at December 31, 2003	35,029,052	$35,029	$77,784,952	$(358,427)	$—	$(70,530,469)	$6,931,085
Issuance of common stock in private placement transactions	3,162,034	3,162	5,296,839	—	—	—	5,300,001
Beneficial conversion feature on private placement transactions	—	—	497,757	—	—	—	497,757
Issuance of stock for deferred financing costs	377,846	378	813,445	—	—	—	813,823
Issuance of common stock from exercise of options	115,532	115	345,208	—	—	—	345,323
Common stock under deferred compensation plan	—	—	(27,216)	169,622	—	—	142,406
Issuance of stock for interest payments	90,671	91	142,426	—	—	—	142,517
Issuance of common stock to Board of Directors	126,817	127	226,751	—	—	—	226,878
Issuance of stock for merit program	51,800	52	130,996	—	—	—	131,048
Issuance of stock for executive compensation	100,000	100	199,900	—	—	—	200,000
Issuance of common stock for 401(k)	60,211	60	103,712	—	—	—	103,772
Non-cash compensation charges for issuance of stock options	—	—	148,709	—	—	—	148,709
Net loss	—	—	—	—	—	(10,804,978)	(10,804,978)
Balance at December 31, 2004	39,113,963	$39,114	$85,663,479	$(188,805)	$—	$(81,335,447)	$4,178,341

(continued)

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)

	Common Stock		Additional Paid-in	Deferred	Series A	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Compensation	Preferred	Deficit	Equity
Balance at December 31, 2004	39,113,963	$39,114	$85,663,479	$(188,805)	$—	$(81,335,447)	$4,178,341
Issuance of common stock in private placement transactions	5,625,205	5,625	9,918,373	—	—	—	9,923,998
Beneficial conversion feature on private placement transactions	—	—	168,000	—	—	—	168,000
Issuance of stock for deferred financing costs	52,477	53	62,447	—	—	—	62,500
Issuance of common stock from exercise of options	120,288	120	288,571	—	—	—	288,691
Common stock under deferred compensation plan	—	—	—	127,181	—	—	127,181
Issuance of stock for interest payments	178,829	179	297,215	—	—	—	297,394
Issuance of common stock to Board of Directors	138,485	138	219,148	—	—	—	219,286
Issuance of stock for warrants	589,376	589	883,475	—	—	—	884,064
Issuance of stock for executive compensation	50,000	50	85,450	—	—	—	85,500
Issuance of common stock for 401(k)	110,952	111	163,920	—	—	—	164,031
Issuance of restricted stock for merit awards	474,800	475	1,044,085	(1,044,560)	—	—	—
Vesting of restricted stock awards	—	—	—	417,824	—	—	417,824
Amortization of restricted stock awards	—	—	—	125,347	—	—	125,347
Warrants issued in connection with Series C preferred stock	—	—	1,021,928	—	—	—	1,021,928
Issuance of Series A preferred stock, 155,724 shares issued	—	—	—	—	2,413,722	—	2,413,722
Deferred compensation plan	—	—	—	(33,283)	—	—	(33,283)
Non-cash compensation charges for issuance of stock options	—	—	126,258	—	—	—	126,258
Net loss	—	—	—	—	—	(14,600,439)	(14,600,439)
Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	$(596,296)	$2,413,722	$(95,935,886)	$5,870,343

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Cumulative
	December 31,	December 31,	December 31,	Amounts From
	2005	2004	2003	Inception
Operating activities
Net loss	$(14,600,439)	$(10,804,978)	$(16,102,937)	$(93,785,005)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	291,649	516,172	681,358	2,987,012
Amortization of discount on unsecured debentures	856,509	773,623	926,832	2,578,829
Amortization of deferred financing costs	429,507	367,932	582,054	1,394,083
Non-cash interest charges	297,394	142,517	—	439,911
Beneficial conversion feature on PIPE financing	168,000	497,757	1,356,825	2,022,582
Losses on investment in affiliate	—	—	488,364	856,078
Non-cash charges	3,519,991	796,286	2,164,634	28,756,004
Changes in operating assets and liabilities:
Accounts receivable	296,980	(405,006)	192,771	(149,270)
Prepaid expenses and other assets	23,600	3,993	72,130	(283,542)
Accounts payable and accrued expenses	445,218	754,842	(218,856)	2,291,237
Deferred income	(85,000)	85,000	—	2,399,988
Net cash used in operating activities	(8,356,591)	(7,271,862)	(9,856,825)	(50,492,093)

Investing Activities
Purchase of property and equipment	—	(97,585)	(7,409)	(2,885,446)
Patent registration costs	(194,286)	(46,057)	(77,591)	(902,567)
Investment in affiliate	—	—	(320,952)	(856,078)
Increase/(decrease) in restricted cash	1,452,963	(36,642)	(35,329)	(1,582,058)
Net cash (used in) provided by investing activities	1,258,677	(180,284)	(441,281)	(6,226,149)

Financing activities
Proceeds from sale of common stock	1,172,755	345,324	145,000	39,394,207
Underwriting and other expenses of initial public offering	—	—	—	(3,669,613)
Proceeds from issuance of debentures	—	9,428,806	8,500,000	21,428,806
Proceeds from redeemable Series C preferred stock..	10,000,000	—	—	10,000,000
Deferred financing costs	(583,272)	(79,077)	(291,027)	(1,281,656)
Capital lease obligation payments	(33,532)	(29,240)	(17,239)	(80,011)
Proceeds from capital contribution	—	—	—	500,000
Payment of note payable	—	—	—	(250,000)
Proceeds from grant, net	—	—	(21,582)	205,940
Proceeds from sale of preferred stock	—	—	—	2,146,446
Net cash provided by financing activities	10,555,951	9,665,813	8,315,152	68,394,119
Net increase (decrease) in cash and cash equivalents	3,485,037	2,213,667	(1,982,954)	11, 675,877
Cash and cash equivalents, beginning of period	8,217,840	6,004,173	7,987,127	—
Cash and cash equivalents, end of period	$11,675,877	$8,217,840	$6,004,173	$11,675,877

Supplemental Cash Flow Data:

Please see Note 3 for more information.

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table is a breakdown of the reduction of operating expenses as a result of the cost-sharing programs, by function, which began in 2004:

Twelve Months Ended December 31,
	2005	2004
Product development expense	$ 141,743	$ 233,629
General and administrative expense	$ 293,252	$ 229,033
Research and development expense	$ 605,103	$ 745,446
Total	$ 1,040,098	$ 1,208,108

Product Development and Marketing Costs

Product development and marketing costs are expensed as incurred.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table summarizes option activity under the Plan:

		Weighted
		Average
	Number Of	Exercise Price
	Options	Per Share
Balance at December 31, 2002	4,345,829	$5.06
Granted at fair value	1,122,840	2.30
Forfeited or terminated	(996,093)	7.46
Exercised	(50,000)	2.90
Balance at December 31, 2003	4,422,576	$3.84
Granted at fair value	642,038	2.33
Forfeited or terminated	(931,891)	3.61
Exercised	(115,532)	2.98
Balance at December 31, 2004	4,017,191	$3.79
Granted at fair value	632,800	2.83
Forfeited or terminated	(252,454)	2.73
Exercised	(120,288)	2.40
Balance at December 31, 2005	4,277,249	$3.50

The following is additional information relating to options granted and outstanding under the plan as of December 31, 2005:

			Remaining
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price Range	Options Outstanding	Exercise Price	Life (Years)	Options Exercisable	Exercise Price
$0.01 - $ 2.00	496,347	$0.67	9.89	22,534	$1.95
$2.01 - $ 2.90	2,969,170	2.70	5.10	2,626,842	2.75
$2.91 - $ 9.58	381,536	5.60	6.14	381,536	5.60
$10.00 - $19.63	430,196	10.39	6.00	430,196	10.39
	4,277,249	$3.50	6.46	3,461,108	$4.01

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Quarterly Information (Unaudited) (1)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
	(in 000's, except per share amounts)
Fiscal Year ended December 31, 2005
Revenue	$80	$48	$140	$149	$417
Cost of revenue	80	48	101	153	382
Gross margin	—	—	39	(4)	35
Product development & marketing	1,081	799	867	834	3,581
General and administrative	869	1,858	1,438	1,232	5,397
Non-cash charges	505	2,525	102	388	3,520
Depreciation and amortization	78	64	75	75	292
Research and development	218	207	99	85	609
Total operating expenses	2,751	5,453	2,581	2,614	13,399
Loss from operations	(2,751)	(5,453)	(2,542)	(2,618)	(13,364)
Interest expense, net	(367)	(331)	(817)	(108)	(1,623)
Equity in losses of affiliates	—	—	—	—	—
Loss before income taxes	(3,118)	(5,784)	(3,359)	(2,726)	(14,987)
Benefit from income taxes	—	—	—	387	387
Net loss	(3,118)	(5,784)	(3,359)	(2,339)	(14,600)
Loss per share — basic and diluted	$(.08)	$(.14)	$(.08)	$(.05)	$(.34)
Weighted — average number of shares outstanding	40,174	42,612	44,360	46,410	43,405
	(in 000's, except per share amounts)
	First	Second	Third	Fourth	Total

Fiscal Year ended December 31, 2004
Revenue	$25	$90	$10	$73	$198
Cost of revenue	25	90	10	73	198
Gross margin	—	—	—	—	—
Product development & marketing	1,003	773	904	717	3,396
General and administrative	1,611	630	783	1,238	4,262
Non-cash charges	322	270	126	78	796
Depreciation and amortization	142	150	128	95	516
Research and development	(10)	101	28	356	475
Total operating expenses	3,068	1,923	1,969	2,484	9,445
Loss from operations	(3,068)	(1,923)	(1,969)	(2,484)	(9,445)
Interest expense, net	(314)	(987)	(365)	(103)	(1,770)
Equity in losses of affiliates	—	—	—	—	—
Loss before income taxes	(3,382)	(2,911)	(2,335)	(2,587)	(11,215)
Benefit from income taxes	—	—	—	411	411
Net loss	(3,382)	(2,911)	(2,335)	(2,176)	(10,804)
Loss per share — basic and diluted	$(.10)	$(.08)	$(.06)	$(.06)	$(.29)
Weighted — average number of shares outstanding	35,399	36,986	37,701	38,804	37,226

(1)	Some columns and rows may not foot or cross-foot due to rounding.

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

3.12†	—
Certificate Eliminating Reference to the Series A Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K filed on March 29, 2006)

3.13†	—
Certificate Eliminating Reference to the Series C Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.13 to the Annual Report on Form 10-K filed on March 29, 2006)

4.1†	—	Specimen stock certificate representing the Registrant's Common Stock (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

4.2†	—	First Warrant to Purchase 224,014 shares of Common stock dated June 19, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 26, 2002)

4.3†	—	First Warrant to Purchase 44,803 shares of Common Stock dated June 19, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 26, 2002)

4.4†	—	Closing Warrant No. 1 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.1 to the Annual Report on Form 10-K filed on March 17, 2003)

4.5†	—	Closing Warrant No. 2 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.2 to the Annual Report on Form 10-K filed on March 17, 2003)

4.6†	—	First Warrant to purchase 242,678 shares of Common Stock dated December 26, 2002 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on March 17, 2003)

4.7†	—	Form of Warrant issuable to The Dow Chemical Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 28, 2005)

4.8†	—	Form of Warrant to Purchase Common Stock dated April 25, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

4.9†	—	Form of Convertible Debenture Due on September 30, 2007 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2005)

4.10†	—	Warrant to purchase 195,000 of Common Stock dated April 25, 2005 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed on March 29, 2006)

10.1†	—
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
Change-in-Control Agreement between the Company and Adam Briggs dated as of July 28, 2004 and Schedule of Other Change-in-Control Agreements. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 29, 2006)

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

23.1*	—	Consent of Independent Registered Public Accounting Firm

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
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

Date: April 13, 2006