Form 10-Q
period 2006-03-31
MILLENNIUM CELL INC
filed 2006-05-15
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,610,936 shares of Common Stock, par value $.001, were outstanding on May 12, 2006.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, MCE Ventures LLC.

Unless the context otherwise requires, all references herein to our Series A Convertible Preferred Stock and Series C Convertible Preferred Stock are references to our Series A2 Convertible Preferred Stock and Series C2 Convertible Preferred Stock, respectively, to reflect the exchange offer we completed on June 30, 2005 with respect to such securities. For more information regarding the exchange offers, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2005.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as “plan,” “believe,” “expect,” “anticipate,” “on target” and “intend” or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen battery technology and hydrogen delivery system, (ii) the cost and commercial availability of the quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen battery technology and hydrogen delivery system and our business plan, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (viii) our ability to enter into agreements with collaborators and strategic partners and the failure of our collaborators and strategic partners to perform under their agreements with us, (ix) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (x) our ability to secure government funding of our research and development and technology demonstration projects and (xi) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$9,089,718	$11,675,877
Restricted cash	362,942	373,868
Accounts receivable - trade	42,256	36,808
Accounts receivable - government	181,711	112,462
Prepaid expenses	105,483	237,867
Deferred financing costs	100,033	102,270
Total current assets	9,882,143	12,539,152

Property and equipment, net	396,276	450,138
Patents and licenses, net	623,314	654,876
Restricted cash	956,153	1,208,191
Investment in unconsolidated subsidiary (Note 7)	896,173	—
Deferred financing costs	108,369	136,360
Security deposits	45,676	45,676
	$12,908,104	$15,034,393
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$496,452	$521,615
Accrued expenses	941,737	893,868
Short-term portion of capital lease obligation	—	6,173
Short-term portion of refundable grant obligation	—	49,611
Deferred compensation	101,050	101,050
Convertible unsecured debentures (Note 5)	1,899,988	2,399,988
Total current liabilities	3,439,227	3,972,305

Redeemable Series C preferred stock, net of discount (Note 5)	4,989,644	5,035,416
Refundable grant obligation	156,329	156,329

Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 155,724 issued and outstanding as of March 31, 2006	2,413,722	2,413,722
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, none issued and outstanding as of March 31, 2006.	—	—
Common stock, $.001 par value; authorized 70,000,000 shares and 47,700,936 and 46,454,375 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	47,701	46,454
Additional paid-in capital	100,460,180	99,942,349
Deferred compensation	—	(596,296)
Deficit accumulated during development stage	(98,598,699)	(95,935,886)
Total stockholders' equity	4,322,904	5,870,343
	$12,908,104	$15,034,393

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	Amounts
	March 31, 2006	March 31, 2005	From Inception
Revenue	$69,882	$79,901	$1,871,509
Cost of revenue	69,882	79,901	1,750,182
Gross margin	—	—	121,327

Product development and marketing	905,187	1,081,235	24,478,291
General and administrative	1,018,738	868,758	26,631,203
Restructuring expense	—	—	104,982
Non-cash charges (Note 4)	190,586	505,207	28,946,590
Depreciation and amortization	137,187	77,583	3,124,199
Research and development	195,983	217,742	9,392,239
Total operating expenses	2,447,681	2,750,525	92,677,504

Loss from operations	(2,447,681)	(2,750,525)	(92,556,177)

Interest expense, net	161,832	366,675	4,236,124
Equity in losses of unconsolidated subsidiary (Note 7)	53,300	—	909,378
Loss before income taxes	(2,662,813)	(3,117,200)	(97,701,679)

Benefit from income taxes	—	—	1,253,861

Net loss	(2,662,813)	(3,117,200)	(96,447,818)

Preferred stock amortization	—	—	(2,150,881)

Net loss applicable to common stockholders	$(2,662,813)	$(3,117,200)	$(98,598,699)

Loss per share — basic and diluted	$(.06)	$(.08)	$(3.14)
Weighted — average number of shares outstanding	46,959,687	40,173,960	31,392,137

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	Amounts
	March 31,	March 31,	From
	2006	2005	Inception
Operating activities
Net loss	$(2,662,813)	$(3,117,200)	$(96,447,818)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	137,187	77,583	3,124,199
Amortization of discount on unsecured debentures	54,227	183,903	2,633,056
Amortization of deferred financing costs	30,228	66,151	1,424,311
Non-cash interest charges	133,260	65,399	573,171
Beneficial conversion feature	35,000	98,000	2,057,582
Losses on investment in unconsolidated subsidiary (Note 7)	53,300	—	909,378
Non-cash charges	190,586	505,207	28,946,590
Changes in operating assets and liabilities:
Accounts receivable	(74,697)	161,013	(223,967)
Prepaid expenses and other assets	132,384	(35,636)	(151,158)
Accounts payable and accrued expenses	(249,755)	(329,019)	2,041,482
Deferred income	—	—	2,399,988
Net cash used in operating activities	(2,221,093)	(2,324,599)	(52,713,186)

Investing Activities
Purchase of property and equipment	—	—	(2,885,446)
Patent registration costs	(51,762)	(33,272)	(954,329)
Investment in unconsolidated subsidiary (Note 7)	(520,484)	—	(1,376,562)
(Increase)/decrease in restricted cash	262,964	(8,759)	(1,319,094)
Net cash used in investing activities	(309,282)	(42,031)	(6,535,431)

Financing activities
Proceeds from sale of common stock	—	1,172,755	39,394,207
Underwriting and other expenses of initial public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	—	—	21,428,806
Proceeds from redeemable Series C preferred stock	—	—	10,000,000
Deferred financing costs	—	—	(1,281,656)
Capital lease obligation payments	(6,173)	(7,687)	(86,184)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
(Payments)/proceeds from grant, net	(49,611)	—	156,329
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash (used in)/provided by financing activities	(55,784)	1,165,068	68,338,335
Net increase (decrease) in cash and cash equivalents	(2,586,159)	(1,201,562)	9,089,718
Cash and cash equivalents, beginning of period	11,675,877	8,217,840	—
Cash and cash equivalents, end of period	$9,089,718	$7,016,278	$9,089,718

Supplemental cash flow information
Please see note 6 for more information

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Deferred	Series A	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Preferred	Deficit	Equity
Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	$(596,296)	$2,413,722	$(95,935,886)	$5,870,343
Reclassification of unearned stock compensation
adoption of SFAS 123R	—	—	(596,296)	596,296	—	—	—
Issuance of common stock from conversion of debentures and
Series C Preferred Stock	395,616	396	599,604	—	—	—	600,000
Beneficial conversion feature on private placement transactions	—	—	35,000	—	—	—	35,000
Issuance of stock for interest payments	92,640	93	133,074	—	—	—	133,167
Issuance of common stock for 401(k)	92,905	93	156,528	—	—	—	156,621
Issuance of restricted stock for merit awards	465,400	465	465)	—	—	—	—
Issuance of restricted stock for consulting	200,000	200	(200)	—	—	—	—
Stock compensation expense	—	—	190,586	—	—	—	190,586
Net loss	—	—	—	—	—	(2,662,813)	(2,662,813)
Balance at March 31, 2006	47,700,936	$47,701	$100,460,180	$—	$2,413,722	$(98,598,699)	$4,322,904

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R , “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. During the three months ended March 31, 2006, the Company recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of the Company. The Company will review its forfeiture rate at each balance sheet date and revise its compensation expense, if necessary. The Company generally recognizes these compensation costs using the cliff vesting method over the requisite service period of the award, which is generally the vesting term of three years. Certain restricted stock awards are recognized using the graded vesting attribution method over the requisite service period of the restricted stock award.   Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

The impact to the consolidated financial statements, as a result of the Company’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was an increase to net loss of $71,284 for the three months ended March 31, 2006. There was no impact on both basic and diluted earnings per share for the three months ended March 31, 2006. The increase to net loss that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards.

Stock-based compensation expense previously recognized in accordance with APB 25 for restricted stock awards, remains essentially unchanged under the provisions of SFAS 123R. Restricted stock awards are issued at the fair value of the stock on the grant date. Prior to the adoption of FAS 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders' equity and subsequently amortized to compensation expense over the awards' vesting period. In accordance with FAS 123(R), shareholders' equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.

The following table illustrates the effect on net loss and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure.":

Net loss attributable to common stockholders — as reported	$(3,117,200)
Add: Total stock-based compensation expense included in net loss	505,207
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards	(580,899)
Net loss attributable to common stockholders — Pro forma	$(3,192,892)
Net loss per share attributable to common stockholders — As reported	$(0.08)
Net loss per share attributable to common stockholders — Pro forma	$(0.08)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions as of March 31, 2005:

Expected dividend yield	—
Expected stock price volatility	.57
Risk-free interest rate	3.48%
Expected option term	5 years

Based upon the above assumptions, the weighted average fair value of stock options granted at market was $1.22 for the first quarter of 2005.

Stock Options

The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company did not issue any stock option awards during the three months ended March 31, 2006.

Option activity for all outstanding options, vested and nonvested, from January 1, 2006 through March 31, 2006 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,994,769	$3.75	6.4	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Outstanding at March 31, 2006	3,994,769	3.75	6.2	$29,580
Vested and expected to vest at March 31, 2006	3,795,031	3.75	6.2	1,479
Exercisable at March 31, 2006	3,698,740	$3.75	6.1	$5,833

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of March 31, 2006, there was $0.3 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Awards

Restricted stock awards generally vest in three to five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Restricted stock awards are generally subject to forfeiture if the employee is not employed or a director is not a member of the board of directors on the vesting date. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer). The fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date of the award.

In March 2006 and 2005, the Company issued 465,400 and 474,800 shares of restricted stock to employees with a fair market value of $763,256 and $1,044,560, respectively. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the three months ended March 31, 2006, the Company recorded $69,500 in non-cash charges for restricted stock issued to employees during the three months ended March 31, 2006 and 2005. The Company will recognize additional non-cash charges of $208,500 in the remainder of 2006 and an additional $986,646 will be recorded through 2010, or earlier if other accelerated vesting features are met.

The Company issued 200,000 shares of restricted stock awards to Ronald Kelley and Steven Pratt, the principal shareholders of Gecko Energy Technologies, Inc. (See Note 7), during the three months ended March 31, 2006. The issuance is in exchange for two consulting agreements with the Company. 50,000 shares of these restricted stock awards had a fair value of $72,500 at the date of grant and vest over a six-month period and the Company recorded a non-cash charge of $36,250 with respect to the vesting of these awards during the three months ended March 31, 2006. 150,000 shares of these restricted stock awards had a fair value of $232,500 at the date of grant and vest on a graded basis over three years and the Company recorded a non-cash charge of $13,552 with respect to the vesting of such award during the three months ended March 31, 2006. As prescribed by EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, restricted stock awards issued to non-employees should be re-measured to fair value at each reporting date until the award vests. The final measurement date is on the date the award vests, rather than the grant-date measurement specified for most employee awards classified as equity. As a result, the Company recorded for both grants non-cash charges for the vested portion of the restricted stock awards to date and marked to market the unvested portion the remaining unvested restricted stock awards.

Changes in nonvested restricted stock awards during the three months ended March 31, 2006 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	332,480	$2.25
Granted	615,400	1.62
Vested	(33,743)	1.48
Forfeited	—	—
Nonvested at March 31, 2006	914,137	$1.85

As of March 31, 2006, there was $1.5 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized over a period of up to five years.

NOTE 4--NON-CASH CHARGES

During the three months ended March 31, 2006 and 2005, the Company recorded non-cash charges for stock-based awards. Please see Note 3 for more information on these awards.

The following is a breakdown by function of non-cash charges for the three months ended March 31:

	2006	2005
Product development and marketing	$15,779	$113,195
General and administrative	169,170	351,585
Research and development	5,637	40,427
Total	$190,586	$505,207

NOTE 5--PRIVATE PLACEMENTS

Convertible Debentures

On November 8, 2002, the Company issued to the Ballard Power Systems Inc. (“Ballard”) a $2.4 million secured convertible debenture with a maturity date of November 8, 2005. On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, the Company issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, the Company issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured the original debentures, thus enabling the Company to use the formerly restricted cash for the Company’s operations. The principal changes to the term of the debentures consisted of the reduction of the initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. No gain or loss was required to be recognized by the Company upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company is required to record a Beneficial Conversion Feature (“BCF”) interest charge if the Company elects to convert debentures early at a discount. During the three months ended March 31, 2006, the Company converted $500,000 of the New Debentures and recorded a BCF of $35,000 associated with such conversions

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”) (which shares were subsequently exchanged for a like number of shares of redeemable Series C2 Preferred Stock in an exchange offer conducted by the Company). Each Series C share is convertible into 500 hundred shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary anti-dilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During the three months ended March 31, 2006, the Company recorded $54,227 for the amortization of the discount.

Under the Series C purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. During the three months ended March 31, 2006, the Company issued 92,640 shares valued at $133,167 in satisfaction of the quarterly dividend payments with respect to Series C. These dividends were recorded as interest expense since the Series C was recorded as a liability as of March 31, 2006. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During the three months ended March 31, 2006, the Company converted $100,000 of the Series C in exchange for 64,491 of the Company’s common stock. As of March 31, 2006, approximately $4.6 million of the Series C have been converted into 2,388,234 shares of the Company’s common stock and the Company has transferred $1,065,996 from the restricted cash account for the conversions that were executed and the dividends that were issued.

Series A Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A Preferred Stock to Dow (which shares were subsequently exchanged for a like number of shares of Series A Preferred Stock in an exchange offer conducted by the Company), each share of which is convertible into ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the close of our common stock on April 25, 2005.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on military and/or consumer electronics applications. Achievement of each milestone, as defined in the joint development arrangement, in either military or consumer electronics applications will trigger an equity transaction at Dow’s option to purchase an additional $1.25 million of the Company’s preferred stock based on the market value of the common stock as defined in the joint development arrangement.

Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of the Company’s Series B Preferred Stock which is convertible into a number of shares of the Company’s common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of the Company’s Series B Preferred Stock, Dow will also receive warrants to purchase a number of shares of the Company’s common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. If Dow purchases shares of the Company’s Series B Preferred Stock in such instances, the Company will issue to Dow additional shares of Series A Preferred Stock such that Dow will own a certain percentage of the Company’s capital stock as of the date of issuance as provided in the Dow Stock Purchase Agreement. If Dow elects not to purchase shares of the Company’s Series B Preferred Stock upon completion of any milestone, the Company will issue to Dow a lesser number of additional shares of Series A Preferred Stock. See Note 8 for more information on milestones achieved with Dow.

NOTE 6--SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 92,905 and 46,398 shares of common stock valued at $156,621 and $62,960 to employees as 401(k) Plan employer matching contributions during the first three months of 2006 and 2005, respectively.

The Company issued 465,400 and 474,800 shares of common stock valued at $763,256 and $1,044,560 to employees as restricted stock during the first three months of 2006 and 2005, respectively. The Company also converted Series C and New Debentures during the three months ended March 31, 2006. See note 5 for further details on these conversions.

During the three months ended March 31, 2006, the Company issued 92,640 shares of common stock valued at $133,167 as dividend payments on the Series C Preferred Stock.

During the three months ended March 31, 2006, the Company issued 200,000 shares of common stock valued at $305,000 for two consulting agreements. See Note 3 for more information.

NOTE 7--INVESTMENT IN GECKO ENERGY TECHNOLOGIES, INC.

On February 15, 2006, the Company entered into a three-year joint development program with Gecko Energy Technologies, Inc. (“Gecko”) to collaborate on the development and commercialization of portable fuel cell systems for use in military, medical, industrial and consumer electronics applications. These products will pair the company’s patented Hydrogen on Demand® technology with Gecko’s thin planar Proton Exchange Membrane (PEM) fuel cells to create a hydrogen battery that is lighter, smaller and less expensive than traditional batteries for a variety of applications. Gecko’s efforts are focused on the development of an easy-to-manufacture fuel cell that provides portable device makers with design flexibility by allowing the thin power source to be part of the exterior surface of the device itself.

In connection with the joint development program, during the three months ended March 31, 2006 the Company acquired approximately 23% of the outstanding common stock of Gecko in exchange for $0.5 million in cash and a one-year, commitment of services and facilities valued at $0.5 million, which the Company believes is at arms length.  Pursuant to the joint development agreement with Gecko, later in 2006, the Company intends to increase its equity position to a total of 48% of Gecko’s outstanding common stock by investing another $1.05 million in cash or the Company’s common stock. As part of the transaction, the Company received the right to acquire, at its sole option, up to 80% of Gecko over the remaining two years of the agreement at fair value of the common stock on the date of the acquisition (excluding shares issuable under Gecko’s benefit plans).

The Company’s investment in Gecko was accounted for using the equity method of accounting since the investment gives the Company the ability to exercise significant influence, but not control, over Gecko. Significant influence is deemed to exist since the Company has approximately 23% ownership interest in the voting stock of Gecko.   The Company has determined that Gecko is not a variable interest entity in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities".

NOTE 8--SUBSEQUENT EVENTS

In April of 2006, the Company converted $332,000 of Series C Preferred Stock into 199,178 shares of common stock. Also in April 2006, the Company converted $1,000,000 of the New Debentures into 598,802 shares of common stock. The Company recorded a beneficial conversion feature charge in conjunction with the New Debenture conversion of $70,000.

On May 3, 2006, the Company and The Dow Chemical Company agreed that the delivery by Protonex Technology Corporation of the Protonex P2 soldier power system to the U.S. Air Force achieved the first milestone under the joint development agreement. As a result, Dow is entitled to receive shares of the Company’s Series A Preferred Stock and is entitled to purchase $1.25 million of the Company’s Series B Preferred Stock (based on the dollar volume weighted average price of the Company’s common stock for the 30 trading days preceding the achievement of the first milestone). If Dow purchases shares of Series B Preferred Stock, it will also receive warrants to purchase a number of shares of common stock equal to 25% of the shares of common stock underlying the Series B Preferred Stock. If Dow does not elect to purchase shares of Series B Preferred Stock, it will only be entitled to receive a number of shares of Series A Preferred Stock convertible into a number of shares of common stock that is equal to the greater of (i) the number of shares of common stock that could be purchased for $625,000 (based on the dollar volume weighted average price of the Company’s common stock for the 30 trading days preceding the achievement of the first milestone) and (ii) 2% of the Company’s fully-diluted common stock.  The Company will record a product development and marketing charge during the three months ended June 30, 2006 based on the fair value of the Series A Preferred Stock issued to Dow as a result of achieving the first milestone.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained herein under the caption “Forward-Looking Statements” for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

Our losses have resulted primarily from costs associated with product development and research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of stock options, restricted stock and warrants to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to employee stock awards, we expect to incur additional operating losses for the foreseeable future.

Results of Operations

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Revenues. Revenues for the three months ended March 31, 2006 were $69,882 compared to $79,901 for the same period of 2005, a decrease of $10,019. Revenues were earned from engineering and design. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended March 31, 2006 were $69,882 compared to $79,901 for the same period of 2005, a decrease of $10,019.  Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenues earned.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended March 31, 2006 were $905,187 compared to $1,081,235 for the same period of 2005, a decrease of $176,048. The expenses decreased due to increased cost reimbursements from government funded programs in 2006 from 2005. This was a result of new contracts in late 2005 with the National Center for Manufacturing Services and the U.S. Army.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2006 were $1,018,738 compared to $868,758 for the same period of 2005, an increase of $149,980. The increase was mainly the result of the professional and compensation fees associated with the ongoing development and future commercialization of the Company, as well as less general and administration cost recovery associated with the Department of Energy cost sharing arrangement.

Non-cash Charges. Non-cash charges were $190,586 for the three months ended March 31, 2006 compared to $505,207 for the same period of 2005, a decrease of $314,621. During the quarter ended March 31, 2006, we recorded non-cash charges of $49,802 for the amortization of restricted stock awards granted to Ron Kelley and Steve Pratt for two consulting agreements and $69,500 in non-cash charges for restricted stock issued to employees for the amortization of restricted stock issued in March 2006. In the first quarter of 2005, we recorded $449,161 in non-cash charges for restricted stock issued to employees which includes the amortization of restricted stock issued in March 2005, and the vesting of 189,920 shares of restricted stock during March 2005 based on the Company’s performance of certain acceleration of vesting features in the restricted stock plan.

The following is a breakdown by function of non-cash charges for the three months ended March 31:

	2006	2005
Product development and marketing	$15,779	$113,195
General and administrative	169,170	351,585
Research and development	5,637	40,427
Total	$190,586	$505,207

Depreciation and Amortization. Depreciation and amortization was $137,187 for the three months ended March 31, 2006 compared to $77,583 for the same period of 2005, an increase of $59,604. This increase is mainly attributable to the accelerated amortization of the intellectual property that we are no longer maintaining.

Research and Development Expense. Research and development expenses were $195,983 for the three months ended March 31, 2006 compared to $217,742 for the same period of 2005, a decrease of $21,759. We are reimbursed for expenses under the Department of Energy (“DOE”) program for the joint research of electrochemical pathways to manufacture sodium borohydride, which are recorded as a reduction to research and development expense. Reimbursements under the DOE program totaled $231,083 and $196,192 for 2006 and 2005, respectively.

Interest Expense, net. Net interest expense was $161,832 for the three months ended March 31, 2006 compared to $366,675 for the same period of 2005, a decrease of $204,843. The decrease was mainly attributable to less amortization of the discount associated with the unsecured debentures and the amortization of related deferred financing costs. Interest expense is comprised of interest on Series C Preferred Stock dividends, debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on our debentures. We converted $500,000 of unsecured debentures and $100,000 of Series C Preferred Stock in the first quarter of 2006 as compared to $3,400,000 of unsecured debentures into common stock for the first quarter of 2005.

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

Convertible Debentures

On November 8, 2002, we issued to the Ballard Power Systems Inc. (“Ballard”) a $2.4 million secured convertible debenture with a maturity date of November 8, 2005. On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, we issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, we issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured the original debentures, thus enabling us to use the formerly restricted cash for our operations. The principal changes to the term of the debentures consisted of the reduction of the initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. No gain or loss was required to be recognized by us upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we are required to record a Beneficial Conversion Feature (“BCF”) interest charge if we elect to convert debentures early at a discount. During the three months ended March 31, 2006, we have converted $500,000 of the New Debentures and recorded a BCF of $35,000 associated with the conversions. In April 2006, we converted $1,000,000 of the New Debentures into 598,802 shares of common stock. We recorded a beneficial conversion feature charge in conjunction with the New Debentures conversion of $70,000.

Redeemable Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”) (which shares were subsequently exchanged for a like number of shares of redeemable Series C2 Preferred Stock in an exchange offer conducted by us). Each Series C share is convertible into 500 hundred shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by us three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first.

Under the Series C purchase agreement, we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. As of March 31, 2006, we issued 227,373 shares valued at $370,602 in satisfaction of the quarterly dividend payments with respect to Series C. Total dividends of $499,096, which include dividends paid in cash and common stock were recorded as interest expense since the Series C was recorded as a liability as of December 31, 2005. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During three months ended March 31, 2006, we converted $100,000 of the Series C in exchange for 64,491 of our common stock. As of March 31, 2006, approximately $4.6 million of the Series C have been converted into 2,388,234 shares of our common stock and we have transferred $1,065,996 from the restricted cash account for the conversions that were executed and the dividends that were issued.

Series A Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A Preferred Stock to Dow (which shares were subsequently exchanged for a like number of shares of Series A2 Preferred Stock in an exchange offer conducted by us), each share of which is convertible into ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the close of our common stock on April 25, 2005.

The purpose of the joint development arrangement is for us and Dow to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product. The milestones are focused on military and/or consumer electronics applications. Achievement of milestones, as defined in the joint development arrangement, in either military or consumer electronics applications will trigger equity transactions at Dow’s option to purchase an additional $1.25 million of our preferred stock based on the market value of the common stock as defined in the joint development arrangement.

Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of our Series B Preferred Stock which is convertible into a number of shares of our common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of our Series B Preferred Stock, Dow will also receive warrants to purchase a number of shares of our common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. If Dow purchases shares of our Series B Preferred Stock in such instances, we will issue to Dow additional shares of Series A Preferred Stock such that Dow will own ,together with the Series B shares and warrants, 4% of our fully diluted common stock. If Dow elects not to purchase shares of our Series B Preferred Stock upon completion of any milestone, we will issue to Dow a lesser number of additional shares of Series A Preferred Stock.

On May 3, 2006, Millennium Cell and The Dow Chemical Company agreed that the delivery by Protonex Technology Corporation of the Protonex P2 soldier power system to the U.S. Air Force achieved the first milestone under the joint development agreement. As a result, Dow is entitled to receive shares of our Series A Preferred Stock and is entitled to purchase $1.25 million of our Series B Preferred Stock (based on the dollar volume weighted average price of our common stock for the 30 trading days preceding the achievement of the first milestone). If Dow purchases shares of Series B Preferred Stock, it will also receive warrants to purchase a number of shares of common stock equal to 25% of the shares of common stock underlying the Series B Preferred. If Dow does not elect to purchase shares of Series B Preferred Stock, it will only be entitled to receive a number of shares of Series A Preferred Stock convertible into a number of shares of common stock that is equal to the greater of (i) the number of shares of common stock that could be purchased for $625,000 (based on the dollar volume weighted average price of our common stock for the 30 trading days preceding the achievement of the first milestone) and (ii) 2% of our fully-diluted common stock.

Investment in Gecko Energy Technologies, Inc.

On February 15, 2006, we entered into a 3-year joint development program with Gecko Energy Technologies, Inc. (“Gecko”) to collaborate on the development and commercialization of portable fuel cell systems for use in military, medical, industrial and consumer electronics applications. These products will pair the Company’s patented Hydrogen on Demand® technology with Gecko’s thin planar Proton Exchange Membrane (PEM) fuel cells to create a hydrogen battery that is lighter, smaller and less expensive than traditional batteries for a variety of applications. Gecko’s efforts are focused on the development of an easy-to-manufacture fuel cell that provides portable device makers with design flexibility by allowing the thin power source to be part of the exterior surface of the device itself.

In connection with the joint development program, during the three months ended March 31, 2006, we acquired approximately 23% of the outstanding common stock of Gecko in exchange for $0.5 million in cash and a one-year, commitment of services and facilities valued at $0.5 million, which we believe is at arms length. Pursuant to the joint development agreement with Gecko, later in the year, we intend to increase our equity position to a total of 48% of Gecko’s outstanding common stock by investing another $1.05 million in cash or our common stock. As part of the transaction, we received the right to acquire, at our sole option, up to 80% of Gecko’s outstanding common stock over the remaining 2 years of the agreement at fair value of the common stock on the date of the acquisition (excluding shares issuable under Gecko’s benefit plans).

We issued 200,000 shares of restricted stock awards to Ronald Kelley and Steven Pratt, the principal shareholders of Gecko, during the three months ended March 31, 2006. The issuance is in exchange for two consulting agreements with us. 50,000 shares of these restricted stock awards had a $72,500 fair value at the date of grant and vest over a six-month period and we recorded a non-cash charge of $36,250 with respect to the vesting of these award during the three months ended March 31, 2006. 150,000 shares of these restricted stock awards had a $232,500 fair value at the date of grant and vest on a graded basis over three years and we recorded a non-cash charge of $13,552 with respect to the vesting of these awards during the three months ended March 31, 2006.

As prescribed by EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, restricted stock awards issued to non-employees should be re-measured to fair value at each reporting date until the award vests. The final measurement date is on the date the award vests, rather than the grant-date measurement specified for most employee awards classified as equity. As a result, we recorded for both grants non-cash charges for the vested portion of the restricted stock awards to date and marked to market the unvested portion the remaining unvested restricted stock awards.

Sources and Uses of Cash

As of March 31, 2006, we had $9,089,718 in cash and cash equivalents and restricted cash of $1,319,095. Cash used in operations totaled $2,221,093 and $2,324,599 during the three months ended March 31, 2006 and 2005, respectively, and related to primarily funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $572,246 and $33,272 during the three months ended March 31, 2006 and 2005, respectively. The primary driver for the increase in investing activities, was the $520,484 investment in Gecko. Restricted cash is comprised of $0.7 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds will not be available for use in operations until the letters of credit have been reduced or terminated. The $0.7 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006.

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

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in March 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of March 31, 2006, we have repaid approximately $71,193.

.
Our contractual obligations are outlined in the table below:

	Payment due in fiscal years
	Contractual Obligations Total	2006 (Nine months remaining)	2007	2008	2009	2010
Operating lease - Facility	$1,291,493	$363,233	$484,310	$443,950	$—	$—
Refundable grant obligation	156,329	—	—	—	—	156,329
Gecko Energy Technologies, Inc. (1)	1,050,000	1,050,000	—	—	—	—
Convertible unsecured debentures (2)	1,899,988	—	1,899,988	—	—	—
Redeemable Series C Preferred Stock (2)	4,989,644	—	—	4,989,644	—	—
Total	$9,387,454	$1,413,233	$2,384,298	$5,433,594	$—	$156,329

(1)  Gecko Energy Technologies, Inc can be satisfied with cash or with shares of our common stock.

(2)  Redeemable Series C Preferred Stock and Convertible Unsecured Debentures are convertible into common stock or can be satisfied with cash.

We believe that our current cash and cash equivalents will be sufficient to satisfy anticipated cash needs of our operations through 2007. We may raise additional funds through public or private financing, collaborative relationships or other arrangements at any time. Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Our significant accounting policies are more fully described in Note 2 to our December 31, 2005 consolidated financial statements on Form 10K/A. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. Our management has discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, convertible debt and stock options described below fit the definition of "critical accounting estimates."

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

Stock-Based Compensation

In the first quarter of 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Effective January 1, 2006, we began using the fair value method to apply the provisions of FAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

In accordance with FAS 123(R), we estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of FAS 123(R) in future periods, the compensation expense that we record under FAS 123(R) may differ significantly from what we have recorded in the current period. In addition, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

Since the evaluation date, there have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report on Form 10-Q, we issued the following shares of our common stock (“Shares”) to an institutional and accredited investor (“Investor”) upon conversion of an aggregate amount of $500,000 principal amount of our unsecured convertible debentures and $100,000 of Series C Preferred Stock owned by the Investor:

Date	Amount of Unsecured Convertible Debentures	Number of Shares of Common Stock Issued
February 24, 2006	$166,667	110,375
February 24, 2006	$166,667	110,375
February 28, 2006	$166,666	110,375

Date	Amount of Series C Preferred Stock	Number of Shares of Common Stock Issued
February 28, 2006	$100,000	64,491

We issued the shares of common stock set forth above in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act of 1933. Section 3(a)(9) is available because the shares of common stock were exchanged by the Company with an existing security holder and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The resale of the Shares by the Investor is registered pursuant to a registration statement declared effective by the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

10.1†	—
Joint Development Agreement, dated as of February 15, 2006, by and between Millennium Cell Inc. and Gecko Energy Technologies, Inc. incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 15, 2006

10.2†	—
Stock Purchase Agreement, dated as of February 15, 2006, by and between Gecko Energy Technologies, Inc. incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 15, 2006

10.3†	—
Stockholders Agreement, dated as of February 15, 2006, by and among Gecko Energy Technologies, Inc. and Ronald J. Kelley and Steven D. Pratt. incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 15, 2006

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
___________________
† Previously filed.
* Filed herewith.
** Furnished herewith.

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
(Registrant)

                                                By: /s/ H. David Ramm
                                                H. David Ramm
                                                Chief Executive Officer

                                                 By: /s/ John Giolli
          John Giolli
          Chief Financial Officer

May 15, 2006