Form 10-Q
period 2006-06-30
MILLENNIUM CELL INC
filed 2006-08-14
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,735,099 of Common Stock, par value $.001, were outstanding on August 11, 2006.

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

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$8,414,705	$11,675,877
Restricted cash	416,747	373,868
Accounts receivable - trade	4,581	36,808
Accounts receivable - government	110,975	112,462
Prepaid expenses	74,339	237,867
Deferred financing costs	94,404	102,270
Total current assets	9,115,751	12,539,152

Property and equipment, net	342,413	450,138
Patents and licenses, net	660,506	654,876
Restricted cash	908,734	1,208,191
Investment in unconsolidated subsidiary (Note 8)	812,065	—
Deferred financing costs	77,592	136,360
Security deposits	45,676	45,676
	$11,962,737	$15,034,393
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$274,386	$521,615
Accrued expenses	1,023,826	893,868
Short-term portion of capital lease obligation	—	6,173
Short-term portion of refundable grant obligation	—	49,611
Deferred compensation	109,742	101,050
Convertible unsecured debentures (Note 5)	899,988	2,399,988
Total current liabilities	2,307,942	3,972,305

Redeemable Series C preferred stock, net of discount (Note 5)	4,722,953	5,035,416
Refundable grant obligation	156,329	156,329

Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 293,874 and 155,724 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	4,527,417	2,413,722
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 71,429 and 0 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	1,090,773	—
Common stock, $.001 par value; authorized 70,000,000 shares and 48,603,142 and 46,454,375 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	48,603	46,454
Additional paid-in capital	102,432,802	99,942,349
Deferred compensation	—	(596,296)
Deficit accumulated during development stage	(103,324,082)	(95,935,886)
Total stockholders' equity	4,775,513	5,870,343
	$11,962,737	$15,034,393

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	Amounts
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	From Inception
Revenue	$12,222	$48,426	$82,104	$128,327	$1,883,731
Cost of revenue	12,222	48,426	82,104	128,327	1,762,404
Gross margin	—	—	—	—	121,327

Product development and marketing	829,885	799,399	1,735,073	1,880,634	25,308,177
General and administrative	1,035,105	1,858,276	2,053,842	2,727,034	27,666,307
Restructuring expense	—	—	—	—	104,982
Non-cash charges (Note 4)	2,460,055	2,525,075	2,650,641	3,030,282	31,406,645
Depreciation and amortization	78,138	63,566	215,325	141,150	3,202,337
Research and development	26,366	207,437	222,349	425,178	9,418,605
Total operating expenses	4,429,549	5,453,753	6,877,230	8,204,278	97,107,053

Loss from operations	(4,429,549)	(5,453,753)	(6,877,230)	(8,204,278)	(96,985,726)

Interest expense, net	211,726	331,055	373,559	697,729	4,447,851
Equity in losses of unconsolidated subsidiary (Note 8)	84,107	—	137,407	—	993,485
Loss before income taxes	(4,725,382)	(5,784,808)	(7,388,196)	(8,902,008)	(102,427,062)

Benefit from income taxes	—	—	—	—	1,253,861

Net loss	(4,725,382)	(5,784,808)	(7,388,196)	(8,902,008)	(101,173,201)

Series B Preferred Stock dividends	6,575	—	6,575	—	6,575

Preferred stock amortization	—	—	—	—	(2,150,881)

Net loss applicable to common stockholders	$(4,731,957)	$(5,784,808)	$(7,394,771)	$(8,902,008)	$(103,330,657)

Loss per share — basic and diluted	$(.10)	$(.14)	$(.16)	$(.21)	$(3.23)
Weighted — average number of shares outstanding	48,358,350	42,611,508	47,662,882	41,405,353	31,956,231

See notes to financial statements.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	Amounts
	June 30,	June 30,	From
	2006	2005	Inception
Operating activities
Net loss	$(7,388,196)	$(8,902,008)	$(101,173,201)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	215,325	141,150	3,202,337
Amortization of discount on unsecured debentures	119,537	296,818	2,698,366
Amortization of deferred financing costs	66,635	119,117	1,460,718
Non-cash interest charges	213,772	153,100	653,683
Beneficial conversion feature	105,000	168,000	2,127,582
Losses on investment in unconsolidated subsidiary (Note 8)	137,407	—	993,485
Non-cash charges	2,650,641	3,030,282	31,406,645
Changes in operating assets and liabilities:
Accounts receivable	33,714	254,982	(115,556)
Prepaid expenses and other assets	163,528	252,881	(120,015)
Accounts payable and accrued expenses	(383,589)	(186,934)	1,907,650
Deferred income	—	—	2,399,988
Net cash used in operating activities	(4,066,226)	(4,671,812)	(54,558,318)

Investing activities
Purchase of property and equipment	—	—	(2,885,446)
Patent registration costs	(82,422)	(94,438)	(984,989)
Investment in unconsolidated subsidiary (Note 8)	(563,318)	—	(1,419,396)
(Increase)/decrease in restricted cash	256,578	(1,795,520)	(1,325,481)
Net cash used in by investing activities	(389,162)	(1,889,958)	(6,615,312)

Financing activities
Proceeds from sale of common stock	—	1,172,755	39,394,207
Underwriting and other expenses of initial public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	—	—	21,428,806
Proceeds from redeemable Series C preferred stock	—	10,000,000	10,000,000
Proceeds from Series B preferred stock	1,250,000	—	1,250,000
Deferred financing costs	—	(480,336)	(1,281,656)
Capital lease obligation payments	(6,173)	(15,943)	(86,184)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
(Payments)/proceeds from grant, net	(49,611)	—	156,329
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash (used in)/provided by financing activities	1,194,216	10,676,476	69,588,335
Net increase (decrease) in cash and cash equivalents	(3,261,172)	4,114,706	8,414,705
Cash and cash equivalents, beginning of period	11,675,877	8,217,840	—
Cash and cash equivalents, end of period	$8,414,705	$12,332,546	$8,414,705

See notes to financial statements.
Supplemental cash flow information.
Please see note 7 for more information.

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Series A Preferred	Series B Preferred	Accumulated Deficit	Total Stockholder's Equity
Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	$(596,296)	$2,413,722	$—	$(95,935,886)	$5,870,343
Reclassification of unearned stock compensation in connection with adoption of SFAS 123R	—	—	(596,296)	596,296	—	—		—
Issuance of common stock from conversion of debentures and Series C Preferred Stock	1,193,596	1,194	1,930,806	—	—	—	—	1,932,000
Beneficial conversion feature on private placement transactions	—	—	105,000	—	—	—	—	105,000
Issuance of stock for interest payments	146,866	147	213,625	—	—	—	—	213,772
Issuance of common stock for 401(k)	92,905	93	156,528	—	—	—	—	156,621
Issuance of restricted stock for merit awards	465,400	465	(465)	—	—	—	—	—
Issuance of restricted stock for consulting	200,000	200	(200)	—	—	—	—	—
Issuance of restricted stock for executive compensation	50,000	50	(50)	—	—	—	—	—
Stock compensation expense	—	—	536,945	—	—	—	—	536,945
Deferred compensation plan	—		(8,092)	—	—	—	—	(8,092)
Issuance of Series A preferred stock, 138,150 shares issued	—	—	—	—	2,113,695	—	—	2,113,695
Issuance of Series B preferred stock, 71,429 shares issued	—	—	—	—	—	1,250,000	—	1,250,000
Warrants issued in connection with Series B preferred stock	—	—	159,227	—	—	(159,227)	—	—
Series B preferred stock dividends	—	—	(6,575)	—	—	—	—	(6,575)
Net loss	—	—	—	—	—	—	(7,388,196)	(7,388,196)
Balance at June 30, 2006	48,603,142	$48,603	$102,432,802	$—	$4,527,417	$1,090,773	$(103,324,082)	$4,775,513

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

NOTE 3--STOCK BASED COMPENSATION

In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan and reserved 6,000,000 shares of common stock, which includes shares that are allotted under the 401(k) plan. The plan provides for the granting of the following types of awards: stock options, stock warrants, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Options and warrants issued under this plan have a life of ten years and generally vest ratably over three years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R , “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As of June 30, 2006, the Company recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of the Company. The Company will review its forfeiture rate at each balance sheet date and revise its compensation expense, if necessary. The Company generally recognizes these compensation costs using the cliff vesting method over the requisite service period of the award, which is generally the vesting term of three years. Certain restricted stock awards are recognized using the graded vesting attribution method over the requisite service period of the restricted stock award.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The impact to the consolidated financial statements, as a result of the Company’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was an increase to net loss of $57,522 and $128,807 for the three and six months ended June 30, 2006, respectively. There was no impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006. The increase to net loss that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards.

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

The following table illustrates the effect on net loss and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure.":

	Three months ended June, 30 2005	Six months ended June 30, 2005
Net loss attributable to common stockholders — as reported	$(5,784,808)	$(8,902,008)
Add: Total stock-based compensation expense included in net loss	111,353	616,560
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards	(114,286)	(645,785)
Net loss attributable to common stockholders — Pro forma	$(5,787,741)	$(8,931,233)
Net loss per share attributable to common stockholders — As reported	$(0.14)	$(0.21)
Net loss per share attributable to common stockholders — Pro forma	$(0.14)	$(0.22)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions during the three and six months ended June 30, 2005:

Expected dividend yield	—
Expected stock price volatility	.89
Risk-free interest rate	3.74%
Expected option term	5 years

Based upon the above assumptions, the weighted average fair value of stock options granted was $1.22 for the six months ended June 30, 2005.

Stock Options

The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company granted 75,000 stock options to a director during the three months ended June 30, 2006 and the fair value of those awards was recorded as stock compensation expense immediately. The Company did not issue options to employees during the six months ended June 30, 2006.

Option activity for all outstanding options, vested and nonvested, from January 1, 2006 through June 30, 2006 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life(In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,994,769	$3.75	—	—
Granted	75,000	1.47	—	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Outstanding at June 30, 2006	4,069,769	3.70	6.0	$9,000
Vested and expected to vest at June 30, 2006	3,866,281	3.70	6.0	3,000
Exercisable at June 30, 2006	3,716,970	$3.70	5.9	$3,000

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of June 30, 2006, there was $0.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards

Restricted stock awards will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Restricted stock awards are generally subject to forfeiture if the employee is not employed or a director is not a member of the board of directors on the vesting date. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer). The fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date of the award.

During the six months ended June 30, 2006 and 2005, the Company issued 465,400 and 474,800 shares of restricted stock to employees with a fair market value of $763,256 and $1,044,560, respectively. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the six months ended June 30, 2006 and 2005, the Company recorded $139,000 and $62,674, respectively in non-cash charges for restricted stock issued to employees. The Company will recognize additional non-cash charges of $139,000 in the remainder of 2006 and an additional $986,645 will be recorded through 2010, or earlier if other accelerated vesting features are met.

During the six months ended June 30, 2006 the Company issued 50,000 restricted shares to Mr. H. David Ramm, the Chief Executive Officer. These shares had a fair value of $89,500 and vest monthly through December 31, 2006. During the six months ended June 30, 2006, the Company recorded non-cash charges of $39,875 for the vesting.

The Company issued 200,000 shares of restricted stock awards to Ronald Kelley and Steven Pratt, the principal shareholders of Gecko Energy Technologies, Inc. (See Note 8), during the six months ended June 30, 2006. The issuance is in exchange for two consulting agreements with the Company. 50,000 shares of these restricted stock awards had a fair value of $72,500 at the date of grant and are fully vested as of June 30, 2006. 150,000 shares of these restricted stock awards had a fair value of $232,500 at the date of grant and vest on a graded basis over three years and the Company recorded a non-cash charge of $55,520 with respect to the vesting of such awards during the six months ended June 30, 2006. As prescribed by EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, restricted stock awards issued to non-employees should be re-measured to fair value at each reporting date until the award vests. The final measurement date is on the date the award vests, rather than the grant-date measurement specified for most employee awards classified as equity. As a result, the Company recorded for both grants non-cash charges for the vested portion of the restricted stock awards to date and marked to market the unvested portion the remaining unvested restricted stock awards.

Changes in nonvested restricted stock awards during the three and six months ended June 30, 2006 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	332,480	$2.25
Granted	665,400	1.63
Vested	(109,973)	1.56
Forfeited	—	—
Nonvested at June 30, 2006	887,907	$1.87

                   As of June 30, 2006, there was $1.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized as the shares vest.

NOTE 4-- NON-CASH CHARGES

During the three and six months ended June 30, 2006 and 2005, the Company recorded non-cash charges for stock-based awards and Series A Preferred Stock. Please see Note 3 and Note 6 for more information on these awards.

The following is a breakdown by function of non-cash charges for the three and six months ended June 30:

	Three months ended June, 30		Six months ended June, 30
	2006	2005	2006	2005
Product development and marketing	$2,129,474	$2,433,753	$2,145,253	$2,548,649
General and administrative	324,946	86,476	494,118	438,141
Research and development	5,635	4,846	11,270	43,492
Total	$2,460,055	$2,525,075	$2,650,641	$3,030,282

NOTE 5—PRIVATE PLACEMENTS

Convertible Debentures

On November 8, 2002, the Company issued to the Ballard Power Systems Inc. (“Ballard”) a $2.4 million secured convertible debenture with a maturity date of November 8, 2005. On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, the Company issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, the Company issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured the original debentures, thus enabling the Company to use the formerly restricted cash for the Company’s operations. The principal changes to the term of the debentures consisted of the reduction of the initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. No gain or loss was required to be recognized by the Company upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company is required to record a Beneficial Conversion Feature (“BCF”) interest charge if the Company elects to convert debentures early at a discount. As of June 30, 2006, the Company converted $1,500,000 of the New Debentures in exchange for 929,927 shares of the Company’s common stock and recorded a BCF of $105,000 associated with such conversions.

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”) (which shares were subsequently exchanged for a like number of shares of redeemable Series C2 Preferred Stock in an exchange offer conducted by the Company). Each Series C share is convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During the six months ended June 30, 2006 and 2005, the Company recorded $119,547 and $63,690, respectively for the amortization of the discount.

Under the Series C purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. During the six months ended June 30, 2006, the Company issued 146,866 shares valued at $213,772 in satisfaction of the quarterly dividend payments for the Series C. These dividends were recorded as interest expense since the Series C was recorded as a liability as of June 30, 2006. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During the six months ended June 30, 2006, the Company converted $432,000 of the Series C in exchange for 263,669 shares of the Company’s common stock. As of June 30, 2006, approximately $5.0 million of the Series C have been converted into 2,587,412 shares of the Company’s common stock and the Company has released $1,065,996 from restricted cash for the conversions that were executed and the dividends that were paid.

NOTE 6—SERIES A AND SERIES B PREFERRED STOCK

Series A and Series B Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A Preferred Stock to Dow (which shares were subsequently exchanged for a like number of shares of Series A Preferred Stock in an exchange offer conducted by the Company), each share of which is convertible into ten shares of the Company’s common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of the Company’s common stock on April 25, 2005.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product in military or consumer electronics applications. The milestones are focused on military and/or consumer electronics applications.

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

On May 3, 2006, the Company and Dow agreed that first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B Preferred Stock for $1.25 million, and received detachable warrants to purchase 178,571 shares of the Company’s common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B Preferred Stock for $159,227. Series B Preferred Stock is convertible into ten shares of the Company’s common stock. The shares of Series B Preferred Stock bear a 6% cumulative dividend payable in shares of common stock or cash, at the Company’s option and are junior to Series A Preferred Stock. In accordance with the joint development arrangement, the Company issued 138,150 shares of Series A Preferred Stock that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A Preferred Stock, the Company recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 92,905 and 46,398 shares of common stock valued at $156,621 and $62,959 to employees as 401(k) Plan employer matching contributions during the first half of 2006 and 2005, respectively.

The Company issued 465,400 and 474,800 shares of restricted stock valued at $763,256 and $1,044,560 to employees as restricted stock during the first half of 2006 and 2005, respectively. The Company also converted Series C and New Debentures during the six months ended June 30, 2006. See note 5 for further details on these conversions.

During the first half of 2006, the Company issued 146,866 shares of common stock valued at $213,772 as dividend payments on the Series C Preferred Stock.

During the first half of 2006, the Company issued 200,000 shares of restricted stock valued at $305,000 for two consulting agreements. See Note 8 for more information.

NOTE 8—INVESTMENT IN GECKO ENERGY TECHNOLOGIES, INC.

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

In addition to the joint development program, the Company acquired approximately 23% of the outstanding common stock of Gecko in exchange for $0.5 million in cash and a one-year, commitment of services and facilities valued at $0.5 million. In July 2006, the Company increased its equity position to a total of 34.8% of Gecko’s outstanding common stock by investing another $0.5 million in cash. Later in the year, the Company is obligated to further increase its equity position to a total of 48% of Gecko’s outstanding stock by investing another $0.55 million in cash or the Company’s common stock. As part of the transaction, the Company received the right to invest up to $4 million of cash and services, at its sole option, for up to 80% of Gecko over the remaining 2 years of the agreement at fair value of the common stock on the date of the acquisition (excluding shares issuable under Gecko’s benefit plans).

The Company’s investment in Gecko was accounted for using the equity method of accounting since the investment gives the Company the ability to exercise significant influence, but not control, over Gecko. Significant influence is deemed to exist as of June 30, 2006 since the Company had an approximately 23% ownership interest in the voting stock of Gecko as of such date.

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

Results of Operations

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2005

Revenues. Revenues for the three months ended June 30, 2006 were $12,222 compared to $48,426 for the same period of 2005, a decrease of $36,204. Revenues in both periods were earned from engineering and design services. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended June 30, 2006 were $12,222 as compared to $48,426 for the same period of 2005, a decrease of $36,204.  Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenues earned.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended June 30, 2006 were $829,855 compared to $799,399 for the same period of 2005, an increase of $30,456. The expenses increased due to increased marketing staff and programs.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2006 were $1,035,105 compared to $1,858,276 for the same period of 2005, a decrease of $823,171. The decrease was mainly the result of the non -recurrence of professional fees associated with the closing the Dow agreement in 2005.

Non-cash Charges. Non-cash charges were $2,460,055 for the three months ended June 30, 2006 compared to $2,525,075 for the same period of 2005, a decrease of $65,020. During the three months ended June 30, 2006, and 2005, we recorded non-cash charges of $2,113,695 and $2,413,722, respectively for the issuance of Series A Preferred Stock to the Dow Chemical Company. During the three months ended June 30, 2006, we recorded non-cash charges of $288,838 for the amortization of restricted stock awards granted to the founders of Gecko under two consulting agreements, the amortization of restricted stock issued to employees and the issuance of stock options to a director, compared to $80,736 for the amortization of restricted stock awards recorded during the three months ended June 30, 2005.

The following is a breakdown by function of non-cash charges for the three months ended June 30:

	2006	2005
Product development and marketing	$2,129,474	$2,433,753
General and administrative	324,946	86,476
Research and development	5,635	4,846
Total	$2,460,055	$2,525,075

Depreciation and Amortization. Depreciation and amortization was $78,138 for the three months ended June 30, 2006 compared to $63,566 for the same period of 2005, an increase of $14,572. This increase is mainly attributable to the continuing work with our intellectual property.

Research and Development Expense. Research and development expenses were $26,366 for the three months ended June 30, 2006 compared to $207,438 for the same period of 2005, a decrease of $181,072. We are reimbursed for expenses under the Department of Energy (“DOE”) program for the joint research of electrochemical pathways to manufacture sodium borohydride, which are recorded as a reduction to research and development expense. Reimbursements under the DOE program totaled $346,086 and $121,440 for 2006 and 2005, respectively, and were primarily responsible for the decrease year over year.

Interest Expense, net. Net interest expense was $211,726 for the three months ended June 30, 2006 compared to $331,055 for the same period of 2005, a decrease of $119,329. The decrease was mainly attributable to fewer conversions of convertible securities which result in beneficial conversion feature charges, accelerated discount amortization, amortization of original issue discounts and issue costs on our debentures.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Revenues. Revenues for the six months ended June 30, 2006 were $82,104 compared to $128,327 for the same period of 2005, a decrease of $46,223. Revenues in both periods were earned from engineering and design services. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

In the near-term, revenues are expected to be derived substantially from up-front license fees, contracts with various federal, state and local agencies, collaborations with other companies, management services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period in which technology is delivered, licensing revenues are earned, or as services are performed.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2006 were $82,104 compared to $128,327 for the same period of 2005, a decrease of $46,223.  Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenues earned.

Product Development and Marketing Expense. Product development and marketing expenses for the six months ended June 30, 2006 were $1,735,073 compared to $1,880,634 for the same period of 2005, a decrease of $145,561. The expenses decreased due to increased cost reimbursements from government funded programs in 2006 from 2005. This was a result of new contracts in late 2005 with the National Center for Manufacturing Services and the U.S. Army.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2006 were $2,053,842 compared to $2,727,034 for the same period of 2005, a decrease of $673,192. The decrease was mainly the result of the professional associated with the closing the Dow agreement in 2005.

Non-cash Charges. Non-cash charges were $2,650,641 for the six months ended June 30, 2006 compared to $3,030,282 for the same period of 2005, a decrease of $379,641. During the six months ended June 30, 2006, and 2005, we recorded non-cash charges of $2,113,695 and $2,413,722, respectively for the issuance of Series A Preferred Stock to the Dow Chemical Company. During the six months ended June 30, 2006, we recorded non-cash charges of $408,139 for the amortization of restricted stock awards granted to the founders of Gecko under two consulting agreements, the amortization of restricted stock issued to employees and the issuance of stock options to a director, compared to $579,298 for the amortization and vesting of restricted stock awards recorded during the six months ended June 30, 2005.

The following is a breakdown by function of non-cash charges for the six months ended June 30:

	2006	2005
Product development and marketing	$2,145,253	$2,548,649
General and administrative	494,118	438,140
Research and development	11,270	43,494
Total	$2,650,641	$3,030,282

Depreciation and Amortization. Depreciation and amortization was $215,325 for the six months ended June 30, 2006 compared to $141,150 for the same period of 2005, an increase of $74,175. This increase is mainly attributable to the accelerated amortization of of non-core intellectual property we chose to abandon.

Research and Development Expense. Research and development expenses were $222,349 for the six months ended June 30, 2006 compared to $425,718 for the same period of 2005, a decrease of $203,369. We are reimbursed for expenses under the Department of Energy (“DOE”) program for the joint research of electrochemical pathways to manufacture sodium borohydride, which are recorded as a reduction to research and development expense. Reimbursements under the DOE program totaled $577,169 and $317,632 for 2006 and 2005, respectively and were responsible for the decrease year over year.

Interest Expense, net. Net interest expense was $373,559 for the six months ended June 30, 2006 compared to $697,729 for the same period of 2005, a decrease of $324,170. The decrease was mainly attributable to less amortization of the discount associated with the unsecured debentures and the amortization of related deferred financing costs. Interest expense is comprised of interest on Series C Preferred Stock dividends, debenture principal, beneficial conversion features, amortization of original issue discounts and issue costs on our debentures. We converted $1,000,000 of unsecured debentures and $432,000 of Series C Preferred Stock in the first half of 2006 as compared to$4,400,000 of unsecured debentures into common stock for the first half of 2005.

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million for the issuance of redeemable Series C Preferred Stock. In May 2006, we received proceeds of $1.25 million for the issuance of Series B Preferred Stock.

Convertible Debentures

On November 8, 2002, we issued to the Ballard Power Systems Inc. (“Ballard”) a $2.4 million secured convertible debenture with a maturity date of November 8, 2005. On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, we issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, we issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured the original debentures, thus enabling us to use the formerly restricted cash for our operations. The principal changes to the term of the debentures consisted of the reduction of the initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. No gain or loss was required to be recognized by us upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we are required to record a Beneficial Conversion Feature (“BCF”) interest charge if we elect to convert debentures early at a discount. During the six months ended June 30, 2006, we have converted $1,500,000 of the New Debentures in exchange for 929,927 of our common stock and recorded a BCF of $105,000 associated with the conversions.

Redeemable Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”) (which shares were subsequently exchanged for a like number of shares of redeemable Series C2 Preferred Stock in an exchange offer conducted by us). Each Series C share is convertible into 500 hundred shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by us three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first.

Under the Series C purchase agreement, we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. During the six months ended June 30, 2006, we issued 146,866 shares valued at $213,772 in satisfaction of the quarterly dividend payments for the Series C. These dividends were recorded as interest expense since the Series C was recorded as a liability as of June 30, 2006. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During the six months ended June 30, 2006, we converted $432,000 of the Series C in exchange for 263,669 of the Company’s common stock. As of June 30, 2006, approximately $5.0 million of the Series C have been converted into 2,587,412 shares of the our common stock and we have released $1,065,996 from restricted cash for the conversions that were executed and the dividends that were paid.

Series A and Series B Preferred Stock

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

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product in military or consumer electronics applications. The milestones are focused on military and/or consumer electronics applications.

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

On May 3, 2006, we both agreed that the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B Preferred Stock for $1.25 million, and received detachable warrants to purchase 178,571 shares of our common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B Preferred Stock for $159,227. Series B Preferred Stock is convertible into ten shares of our common stock. The shares of Series B Preferred Stock bear a 6% cumulative dividend payable in shares of common stock or cash, at our option and are junior to Series A Preferred Stock. In accordance with the joint development arrangement, we issued 138,150 shares of Series A Preferred Stock that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result in the issuance of Series A Preferred Stock, we recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

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

In addition to the joint development program, the we acquired approximately 23% of the outstanding common stock of Gecko in exchange for $0.5 million in cash and a one-year, commitment of services and facilities valued at $0.5 million. In July 2006, we increased our equity position to a total of 34.8% of Gecko’s outstanding common stock by investing another $0.5 million in cash. Later in the year, we are obligated to further increase its equity position to a total of 48% of Gecko’s outstanding stock by investing another $0.55 million in cash or our common stock. As part of the transaction, we received the right to invest up to $4 million of cash and services, at its sole option, for up to 80% of Gecko over the remaining 2 years of the agreement at fair value of the common stock on the date of the acquisition (excluding shares issuable under Gecko’s benefit plans).

We issued 200,000 shares of restricted stock awards to Ronald Kelley and Steven Pratt, the principal shareholders of Gecko, during the three months ended March 31, 2006. The issuance is in exchange for two consulting agreements with us. 50,000 shares of these restricted stock awards had a $72,500 fair value at the date of grant and is fully vested as of June 30, 2006. 150,000 shares of these restricted stock award had a $232,500 fair value at the date of grant and vests on a graded basis over three years and we recorded a non-cash charge of $55,520 with respect to the vesting of this award during the six months ended June 30, 2006.

Sources and Uses of Cash

As of June 30, 2006, we had $8,414,705 in cash and cash equivalents and restricted cash of $1,325,481. Cash used in operations totaled $4,066,226 and $4,671,812 during the six months ended June 30, 2006 and 2005, respectively, and related to primarily funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $645,740 and $94,438 during the six months ended June 30, 2006 and 2005, respectively. The increase in 2006 from 2005 was directly related to our investment in Gecko. Restricted cash is comprised of $0.7 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with our amended lease agreement (see table below). These funds will not be available for use in operations until the letters of credit have been reduced or terminated. The $0.7 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2006.

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

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in March 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of June 30, 2006, we have repaid approximately $71,193.

Our contractual obligations are in the table outlined below:

.
	Payment due in fiscal years
	Contractual Obligations Total	2006 (Six months remaining)	2007	2008	2009	2010
Operating lease - Facility	$1,170,415	$242,155	$484,310	$443,950	$—	$—
Refundable grant obligation	156,329	—	—	—	—	156,329
Gecko Energy Technologies, Inc. (1)	1,050,000	1,050,000	—	—	—	—
Convertible unsecured debentures (2)	899,988	—	899,988	—	—	—
Redeemable Series C Preferred Stock (2)	4,722,953	—	—	4,722,953	—	—
Total	$7,999,685	$1,292,155	$1,384,298	$5,166,903	$—	$156,329

(1)  The Gecko Energy Technologies, Inc obligation can be satisfied with cash or with shares of our common stock.
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

Stock-Based Compensation

In 2006, we adopted SFAS No. 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Effective January 1, 2006, we began using the fair value method to apply the provisions of FAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective approach, the valuation provisions of FAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of internal and disclosure controls and procedures. Such controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II

Item 1.       Legal Proceedings.

(a)  None.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10K/A for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report on Form 10Q, we issued the following shares of our common stock (“Shares”) to institutional and accredited investors (“Investors”) upon conversion of an aggregate amount of $1,000,000.00 principal amount of our unsecured convertible debentures and $332,000 of Series C Preferred Stock owned by the Investors:

Date	Amount of Unsecured Convertible Debentures	Number of Shares of Common Stock Issued
April 25, 2006 April 25, 2006 April 26, 2006	$333,333.00 $333,333.00 $333,334.00	199,601 199,601 199,600
Date	Amount of Series C Preferred Stock	Number of Shares of Common Stock Issued
April 25, 2006 April 25, 2006	$167,000.00 $165,000.00	100,186 98,992

We issued the Shares in reliance upon the exemption from registration under Section 3(a)(9) of the Securities Act of 1933. Section 3(a)(9) is available because the Shares were exchanged by the Company with an existing security holder and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The resale of the Shares by the Investor is registered pursuant to a registration statement declared effective by the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our 2006 Annual Meeting of Shareholders was held on May 2, 2006. The meeting was called for the following purposes: (1) to elect eight directors to serve on our Board of Directors, each for a one year term and until their respective successors are elected, (2) to ratify the Board of Directors’ appointment of Ernst & Young LLP as our independent public accountants for the 2006 fiscal year, (3) to approve our issuance of securities in accordance with the terms of our private placement of our Series C Convertible Preferred Stock and (4) to approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 70,000,000 to 120,000,000. There were no shareholder proposals. The results of the voting was as follows:

Proposal (1)

	VOTES FOR	WITHHELD
G. Chris Andersen	42,620,095	1,723,517
Kenneth R. Baker	42,842,921	1,500,691
Alexander MacLachlan	42,830,896	1,512,716
Peter A. McGuigan	42,863,221	1,480,391
Zoltan Merszei	42,811,448	1,532,164
H. David Ramm	42,829,892	1,513,720
James L. Rawlings	42,584,392	1,759,220
Richard L. Sandor	42,370,729	1,972,883

Proposal (2)

	For	Against	Abstain
To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006	39,958,398	1,708,981	144,870

Proposal (3)

	For	Against	Abstain
To approve the Company’s issuance of securities in accordance with the terms of the private placement of the Company’s Series C Convertible Preferred Stock*	14,551,496	3,242,948	309,869

Proposal (4)

	For	Against	Abstain
To approve an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 70,000,000 to 120,000,000.	37,447,178	4,204,291	130,781

* 25,560,431 Broker non-votes were not counted as being present and entitled to vote for purposes of this proposal (other than to confirm that a quorum of stockholders were present ) and shares of the Company’s Series C Convertible Preferred Stock were not entitled to vote on such proposal.

Item 5.  Other Information.

None.

Item 6.  Exhibits

10.1†	—
Amendment No. 2 to the Stock Purchase Agreement between Millennium Cell Inc. and The Dow Chemical Company dated May 30, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2006).

10.2†	—
Amendment No. 1 to the Joint Development Agreement between Millennium Cell Inc. and The Dow Chemical Company dated May 30, 2006 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 30, 2006).

10.3†	—
Employment Agreement, dated as of June 22, 2006, by and between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 22, 2006).

10.4†	—
Restricted Stock Grant Agreement, dated as of June 22, 2006, by and between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 22, 2006).

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

MILLENNIUM CELL INC.
(Registrant)

By: /s/ H. David Ramm
   H. David Ramm
   Chief Executive Officer

August 14,  2006