Form 10-Q
period 2006-09-30
MILLENNIUM CELL INC
filed 2006-11-14
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes    ☐     No     ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,440,209 shares of Common Stock, par value $.001, were outstanding on November 14, 2006.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, MCE Ventures LLC.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as ”plan,” believe,” “expect,” “anticipate,” “on target” and intend or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen battery technology and hydrogen delivery system, (ii) the cost and the commercial availability of the quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen battery technology and hydrogen delivery system and our business plan, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (viii) our ability to enter into agreements with collaborators and strategic partners and the failure of our collaborators and strategic partners to perform under their agreements with us, (ix) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (x) our ability to secure government funding of our research and development and technology demonstration projects and (xi) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$6,052,536	$11,675,877
Restricted cash	466,221	373,868
Accounts receivable - trade	32,794	36,808
Accounts receivable - government	141,422	112,462
Prepaid expenses	232,171	237,867
Deferred financing costs	94,239	102,270
Total current assets	7,019,383	12,539,152

Property and equipment, net	295,673	450,138
Patents and licenses, net	648,555	654,876
Restricted cash	866,238	1,208,191
Investment in unconsolidated subsidiary (Note 9)	1,217,498	—
Deferred financing costs	53,962	136,360
Security deposit	45,676	45,676
Total assets	$10,146,985	$15,034,393

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$267,995	$521,615
Accrued expenses	726,254	893,868
Short-term portion of capital lease obligation	—	6,173
Short-term portion of refundable grant obligation	4,350	49,611
Deferred compensation	105,132	101,050
Deferred revenue	66,653	—
Convertible unsecured debentures (Note 6)	899,988	2,399,988
Total current liabilities	2,070,372	3,972,305

Redeemable Series C preferred stock, net of discount (Note 6)	4,765,639	5,035,416
Refundable grant obligation	151,979	156,329
Commitments and contingencies
Stockholders equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 293,874 and 155,724 issued and outstanding as of September 30, 2006 and
December 31, 2005, respectively	4,527,417	2,413,722
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 71,429 and 0 issued and outstanding as of September 30, 2006 and December 31, 2005,
respectively	1,090,773	—
Common stock, $.001 par value; authorized 70,000,000 shares and 48,752,703 and 46,454,375 shares issued and outstanding as of September 30, 2006 and
December 31, 2005, respectively	48,752	46,454
Additional paid-in capital	102,909,100	99,942,349
Deferred compensation	—	(596,296)
Deficit accumulated during development stage	(105,417,047)	(95,935,886)
Total stockholders’ equity	3,158,995	5,870,343
Total liabilities and stockholders’ equity	$10,146,985	$15,034,393

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months	Cumulative
	Ended	Ended	Ended	Ended	Amounts
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	From
	2006	2005	2006	2005	Inception
Revenue	$4,900	$140,148	$87,004	$268,475	$1,888,631
Cost of revenue	4,900	100,673	87,004	229,000	1,767,304
Gross margin	—	39,475	—	39,475	121,327

Product development and marketing	732,395	867,219	2,467,468	2,747,853	26,040,572
General and administrative	645,567	1,438,435	2,696,296	4,165,469	28,308,761
Restructuring expense	—	—	—	—	104,982
Non-cash charges (Note 5)	395,716	102,308	3,049,470	3,132,590	31,805,474
Depreciation and amortization	72,272	75,433	287,597	216,583	3,274,609
Research and development	15,345	98,984	237,694	524,162	9,433,950
Total operating expenses	1,861,295	2,582,379	8,738,525	10,786,657	98,968,348

Loss from operations	(1,861,295)	(2,542,904)	(8,738,525)	(10,747,182)	(98,847,021)

Interest expense, net	137,105	816,853	510,662	1,514,582	4,584,954
Equity in losses of unconsolidated
subsidiary (Note 9)	94,567	—	231,974	—	1,088,052
Loss before income taxes	(2,092,967)	(3,359,757)	(9,481,161)	(12,261,764)	(104,520,027)

Benefit from income taxes	—	—	—	—	1,253,861

Net Loss	(2,092,967)	(3,359,757)	(9,481,161)	(12,261,764)	(103,266,166)

Series B preferred stock dividends	(18,904)	—	(25,479)	—	(25,479)
Preferred stock amortization	—	—	—	—	(2,150,881)

Net loss applicable to common stockholder	$(2,111,871)	$(3,359,757)	$(9,506,640)	$(12,261,764)	$(105,442,526)
Loss per share - basic and diluted	$(0.04)	$(0.08)	$(0.20)	$(0.29)	$(3.24)
Weighted average number of shares outstanding	48,504,794	44,360,337	47,946,603	42,392,779	32,494,396

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	Cumulative
	Ended	Ended	Amounts
	September 30,	September 30,	From
	2006	2005	Inception
Operating activities
Net loss	$(9,481,161)	$(12,261,764)	$(103,266,166)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	287,597	216,583	3,274,609
Amortization of discount on unsecured debentures	162,224	782,063	2,741,053
Amortization of deferred financing costs	90,430	388,021	1,484,513
Non-cash interest charges	308,078	232,106	747,989
Beneficial conversion feature	105,000	168,000	2,127,582
Losses on investment in unconsolidated subsidiary (Note 9)	231,974	—	1,088,052
Non-cash charges	3,049,470	3,132,590	31,805,474
Changes in operating assets and liabilities:
Accounts receivable	(24,946)	241,071	(174,216)
Prepaid expenses and other assets	5,696	(11,439)	(277,846)
Accounts payable and accrued expenses	(349,140)	500,239	1,942,097
Deferred income	66,653	—	2,466,641
Net cash used in operating activities	(5,548,125)	(6,612,530)	(56,040,218)

Investing activities
Purchase of property and equipment	—	—	(2,885,446)
Patent registration costs	(126,811)	(131,097)	(1,029,378)
Investment in unconsolidated subsidiary (Note 9)	(1,392,221)	—	(2,248,299)
(Increase)/decrease in restricted cash	249,600	(1,019,096)	(1,332,459)
Net cash used in investing activities	(1,269,432)	(1,150,193)	(7,495,582)

Financing activities
Proceeds from sale of common stock	—	1,172,755	39,394,207
Underwriting and other expenses of initial public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	—	—	21,428,806
Proceeds from redeemable Series C preferred stock	—	10,000,000	10,000,000
Proceeds from Series B preferred stock	1,250,000	—	1,250,000
Deferred financing costs	—	(583,272)	(1,281,656)
Capital lease obligation payments	(6,173)	(21,626)	(86,185)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
(Payments)/proceeds from grant, net	(49,611)	—	156,329
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash provided by financing activities	1,194,216	10,567,857	69,588,334
Net increase (decrease) in cash and cash equivalents	(5,623,341)	2,805,132	6,052,536
Cash and cash equivalents, beginning of period	11,675,877	8,217,840	—
Cash and cash equivalents, end of period	6,052,536	11,022,972	6,052,536

See notes to financial statements
Supplemental cash flow information
Please see note 8 for more information

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional					Total
	Common Stock		Paid-in	Deferred	Series A	Series B	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Preferred	Preferred	Deficit	Equity
Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	$(596,296)	$2,413,722	$—	$(95,935,886)	$5,870,343
Reclassification of unearned stock compensation in connection with adoption of SFAS 123R	—	—	(596,296)	596,296	—	—	—	—
Issuance of common stock from conversion of debentures and Series C preferred stock	1,193,596	1,194	1,930,806	—	—	—	—	1,932,000
Beneficial conversion feature on private placement transactions	—	—	105,000	—	—	—	—	105,000
Issuance of stock for BOD compensation	105,455	105	150,695	—	—	—	—	150,800
Issuance of stock for interest payments	216,096	216	308,474	—	—	—	—	308,690
Issuance of common stock for 401(k)	154,314	154	252,546	—	—	—	—	252,700
Issuance of restricted stock for merit awards	465,400	465	(465)	—	—	—	—	—
Issuance of restricted stock for consulting	200,000	200	(200)	—	—	—	—	—
Issuance of restricted stock for executive compensation expense	50,000	50	(50)	—	—	—	—	—
Stock compensation expense	—	—	717,799	—	—	—	—	717,799
Deferred compensation plan	(86,533)	(86)	(35,306)	—	—	—	—	(35,392)
Issuance of Series A preferred stock, 138,150 shares issued	—	—	—	—	2,113,695	—	—	2,113,695
Issuance of Series B preferred stock, 71,429 shares issued	—	—	—	—	—	1,250,000	—	1,250,000
Warrants issued in connection with Series B preferred stock	—	—	159,227	—	—	(159,227)	—	—
Series B preferred dividends	—	—	(25,479)	—	—	—	—	(25,479)
Net loss	—	—	—	—	—	—	(9,481,161)	(9,481,161)
Balance at September 30, 2006	48,752,703	$48,752	$102,909,100	$—	$4,527,417	$1,090,773	$(105,417,047)	$3,158,995

See notes to financial statements

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

NOTE 2—NEW ACCOUNTING PROUNOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

NOTE 3—EARNINGS PER SHARE

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

NOTE 4—STOCK BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R , “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. As of September 30, 2006, the Company recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of the Company. The Company reviews its forfeiture rate at each balance sheet date and revise its compensation expense, if necessary. The Company generally recognizes these compensation costs using the cliff vesting method over the requisite service period of the award, which is generally the vesting term of three years. Certain restricted stock awards are recognized using the graded vesting attribution method over the requisite service period of the restricted stock award.

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

The impact to the consolidated financial statements, as a result of the Company’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was an increase to net loss of $57,845 and $186,651 for the three and nine months ended September 30, 2006, respectively. The increase in the net loss resulted in a $0.01 increase on the net loss per share to both basic and diluted earnings per share for the nine months ended September 30, 2006. There was no impact to both basic and diluted earnings per share for the three months ended September 30, 2006. The increase to net loss that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards.

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

The following table illustrates the effect on net loss and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure.":

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss attributable to common stockholders — as reported	$(3,359,757)	$(12,261,764)
Add: Total stock-based compensation expense included in net loss	102,308	718,868
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards	(115,204)	(645,785)
Net loss attributable to common stockholders — Pro forma	$(3,372,653)	$(12,188,681)
Net loss per share attributable to common stockholders — As reported	$(0.08)	$(0.29)
Net loss per share attributable to common stockholders — Pro forma	$(0.08)	$(0.29)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions during the three and nine months ended September 30, 2005:

Expected dividend yield	—
Expected stock price volatility	.80
Risk-free interest rate	4.89%
Expected option term	5 years

Based upon the above assumptions, the weighted average fair value of stock options granted was $1.22 for the nine months ended September 30, 2005.

Stock Options

The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company granted 75,000 stock options to a director during the nine months ended September 30, 2006 and the fair value of the award was recorded as stock compensation expense on the grant date. The Company did not issue options to employees during the nine months ended September 30, 2006.

Option activity for all outstanding options, vested and nonvested, from January 1, 2006 through September 30, 2006 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life(In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,994,769	$3.75	—	—
Granted	75,000	1.47	—	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Outstanding at September 30, 2006	4,069,769	$3.70	5.7	$—
Vested and expected to vest at September 30, 2006	3,866,281	$3.70	5.7	$—
Exercisable at September 30, 2006	3,716,970	$3.70	5.6	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of September 30, 2006, there was $0.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.1 years.

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

During the nine months ended September 30, 2006 and 2005, the Company issued 465,400 and 474,800 shares of restricted stock to employees with a fair market value of $763,256 and $1,044,560, respectively. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the nine months ended September 30, 2006 and 2005, the Company recorded $208,499 and $94,010, respectively in non-cash charges for restricted stock issued to employees. The Company will recognize additional non-cash charges of $70,000 in the remainder of 2006 and an additional $917,145 will be recorded through 2010, or earlier if other accelerated vesting features are met.

On May 8, 2006 the Company issued 50,000 restricted shares to H. David Ramm, Chief Executive Officer. These shares had a fair value of $89,500 and vest ratably through December 31, 2006. As a result, the Company recorded non-cash charges during the nine months ended September 30, 2006 of $67,125 for the vested shares.

During the nine months ended September 30, 2006, the Company issued 200,000 shares of restricted stock awards to Ronald Kelley and Steven Pratt, the principal shareholders of Gecko Energy Technologies, Inc. (See Note 9). The issuance was made pursuant to two consulting agreements between the Company and those individuals. The initial 50,000 shares of the restricted stock had a fair value of $72,500 on the date of grant and are fully vested as of September 30, 2006. 150,000 shares of the restricted stock had a fair value of $232,500 on the date of grant and vest on a graded basis over three years. The Company recorded non-cash charges of $165,529 associated with these shares during the nine months ended September 30, 2006. As prescribed by EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” restricted stock awards issued to non-employees should be re-measured to fair value at each reporting date until the award vests. The final measurement date is on the date the award vests, rather than the grant-date measurement specified for most employee awards classified as equity. As a result, the Company recorded for both grants non-cash charges for the vested portion of the restricted stock awards to date and marked to market the unvested portion the remaining unvested restricted stock awards.

Changes in nonvested restricted stock awards during the nine months ended September 30, 2006 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	282,480	$2.25
Granted	715,400	1.63
Vested	(148,704)	1.58
Forfeited	—	—
Nonvested at September 30, 2006	849,176	$1.88

As of September 30, 2006, there was $1.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized as the shares vest.

NOTE 5—NON-CASH CHARGES

During the three months ended September 30, 2006 and 2005, the Company recorded non-cash charges for stock-based awards. During the nine months ended September 30, 2006 and 2005, the Company recorded non-cash charges for stock-based awards and Series A Preferred Stock. Please see Note 4 for more information on these awards and Note 7 for more information on the Series A Preferred Stock.

The following is a breakdown by function of non-cash charges for the three and nine months ended September 30:

	Three months ended Sept., 30		Nine months ended Sept., 30
	2006	2005	2006	2005
Product development and marketing	$15,780	$20,031	$1,754,072	$2,568,680
General and administrative	374,301	77,431	1,278,493	515,571
Research and development	5,635	4,846	16,905	48,339
Total	$395,716	$102,308	$3,049,470	$3,132,590

NOTE 6—CONVERTIBLE DEBTENTURES AND REDEEMABLE SERIES C PREFERRED STOCK

Convertible Debentures

On November 8, 2002, the Company issued a $2.4 million secured convertible debenture with a maturity date of November 8, 2005 to Ballard Power Systems Inc. (“Ballard”). On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction. In connection with such transfer, the Company issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of, the Investors. On November 8, 2005, the Company issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by the Wachovia Bank, National Association, that secured the original debentures, thus enabling the Company to use the formerly restricted cash for the Company’s operations. The principal changes to the term of the debentures consisted of the reduction of the holders initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. No gain or loss was required to be recognized by the Company upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company is required to record a Beneficial Conversion Feature (“BCF”) interest charge if the Company elects to convert debentures early at a discount. As of September 30, 2006, the Company converted $1,500,000 of the New Debentures in exchange for 929,927 shares of the Company’s common stock and recorded a BCF of $105,000 associated with such conversions. On October 24, 2006, the Company converted $450,000 of the New Debentures in exchange for 422,535 shares of common stock.

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”). Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During the nine months ended September 30, 2006 and 2005, the Company recorded $162,224 and $519,398, respectively for the amortization of the discount.

Under the Series C purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. During the nine months ended September 30, 2006, the Company issued 216,096 shares valued at $308,690 in satisfaction of the quarterly dividend payments for the Series C. These dividends were recorded as interest expense since the Series C was recorded as a liability as of September 30, 2006. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During the nine months ended September 30, 2006, the Company converted $432,000 of the Series C in exchange for 263,669 shares of the Company’s common stock. As of September 30, 2006, approximately $5.0 million of the Series C have been converted into 2,587,412 shares of the Company’s common stock and the Company had released $1,065,996 from restricted cash for the conversions and dividends paid.

NOTE 7—SERIES A AND SERIES B PREFERRED STOCK

Series A and Series B Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A Preferred Stock to Dow, each share of which is initially convertible into ten shares of the Company’s common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of the Company’s common stock on April 25, 2005.

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

Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of the Company’s Series B Preferred Stock which is convertible into a number of shares of the Company’s common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of the Company’s Series B Preferred Stock, Dow will also receive warrants to purchase a number of shares of the Company’s common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. If Dow elects to purchase shares of the Company’s Series B Preferred Stock, the Company will also issue to Dow additional shares of Series A Preferred Stock at market value such that Dow will own a certain percentage of the Company’s capital stock as of the date of issuance as provided in the Dow Stock Purchase Agreement. If Dow elects not to purchase shares of the Company’s Series B Preferred Stock upon completion of any milestone, the Company will also issue to Dow a lesser number of additional shares of Series A Preferred Stock at market value.

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B Preferred Stock for $1,250,000, and received detachable warrants to purchase 178,571 shares of the Company’s common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B Preferred Stock for $159,227 based on the fair value of the warrants at the date of the issuance. Series B Preferred Stock is initially convertible into ten shares of the Company’s common stock. The shares of Series B Preferred Stock bear a 6% cumulative dividend payable in shares of common stock or cash, at the Company’s option and are junior to Series A Preferred Stock. In accordance with the joint development arrangement and achievement of the first milestone, the Company also issued 138,150 shares of Series A Preferred Stock that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A Preferred Stock, the Company recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 154,314 and 110,952 shares of common stock valued at $252,700 and $164,030 to employees as 401(k) Plan employer matching contributions during the first nine months of 2006 and 2005, respectively. The Company also issued 105,455 and 98,659 shares of common stock to the Board of Directors members in lieu of cash compensation of $150,800 and $158,188 during the nine months ended September 30, 2006 and 2005, respectively.

The Company issued 465,400 and 474,800 shares of restricted stock valued at $763,256 and $1,044,560 to employees as restricted stock during the nine months ended September 30, 2006 and 2005, respectively. The Company also converted Series C and New Debentures during the nine months ended September 30, 2006. See note 6 for further details on these conversions.

During the nine months ended September 30, 2006, the Company issued 216,096 shares of common stock valued at $308,690 as dividend payments on the Series C Preferred Stock.

During the nine months ended September 30, 2006, the Company issued 200,000 shares of restricted stock for two consulting agreements. See Note 9 for more information on this issuance of restricted stock.

NOTE 9—INVESTMENT IN GECKO ENERGY TECHNOLOGIES, INC.

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

In addition to the joint development program, the Company acquired approximately 23% of the outstanding common stock of Gecko in exchange for $0.5 million in cash and a one-year commitment of services and facilities valued at $0.5 million based on direct expenses to be incurred by the Company throughout 2006. In July 2006, the Company increased its equity position to a total of 34.8% of Gecko’s outstanding common stock by investing another $0.5 million in cash. The Company is obligated to further increase its equity position to a total of 48% of Gecko’s outstanding stock by investing another $0.55 million in cash or the Company’s common stock no later than December 31, 2006. As part of the transaction, the Company received the right to purchase an additional $4 million of Gecko’s common stock payable in cash and services, at its sole option, for up to 80% of Gecko over the remaining 2 years of the agreement  (excluding shares issuable under Gecko’s benefit plans).  The Company must elect to purchase this additional common stock during the fourth quarter of 2006.  Any purchased stock will be valued at fair value on the date of the acquisition.

The Company’s investment in Gecko is accounted for using the equity method of accounting as the investment gives the Company the ability to exercise significant influence, but not control, over Gecko. Significant influence is deemed to exist as of September 30, 2006 since the Company had an approximately 35% ownership interest in the voting stock of Gecko as of such date. As of September 30, 2006, the Company’s investment in Gecko represented approximately 12% of the Company’s total assets.

As of September 30, 2006, the investment in Gecko was approximately $1.2 million. Of the $1.2 million investment in Gecko, approximately $0.7 million is equity method goodwill. This equity method goodwill is not amortized. Equity method goodwill arises when the Company's investment in Gecko exceeds its applicable share of the fair market value of Gecko's net assets at the investment date. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” equity method goodwill is not amortized or tested for impairment in accordance with this standard. The Company reviews the equity method goodwill in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”, under which the Company would recognize an impairment loss when there is a loss in the value of the equity method investment which is deemed to be other than a temporary decline. No impairments were recognized during the three and nine months ended September 30, 2006. The following is a summary of aggregate financial information for the Company’s investment in Gecko for the nine months ended, September 30, 2006:

Condensed consolidated statement of operations data
Net loss	$859,398
Company’s share of net loss	231,974

Condensed consolidated balance sheet data at period end
Assets	$907,018
Liabilities	7,221
Equity	899,787
Company’s investment in equity investee	$1,217,498

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

Results of Operations

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2005

Revenues. Revenues for the three months ended September 30, 2006 were $4,900 compared to $140,148 for the same period of 2005, a decrease of $135,248. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

In the near-term, revenues are expected to be derived substantially from catalyst sales, up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period which technology is delivered, licensing revenues are earned, or as services are provided.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2006 were $4,900 compared to $100,673 for the same period of 2005, a decrease of $95,773. Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenue earned.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended September 30, 2006 were $763,085 compared to $867,219 for the same period of 2005, a decrease of $104,134. The expenses decreased due to increased cost reimbursements under government funded programs as compared to the same period last year.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2006 were $645,567 compared to $1,438,435 for the same period of 2005, a decrease of $792,868. The decrease was mainly the result of the non-recurrence of professional fees associated with strategic and financial transactions closed in 2005.

Non-cash Charges. Non-cash charges were $395,716 for the three months ended September 30, 2006 compared to $102,308 for the same period of 2005, an increase of $293,408. During the three months ended September 30, 2006, we recorded non-cash charges of $369,888 for the amortization of restricted stock awards granted to the founders of Gecko under two consulting agreements, the amortization of restricted stock issued to employees, the issuance of Board of Directors compensation and the issuance of 401(K) match to employees, compared to $102,308 for the amortization of restricted stock awards recorded during the three months ended September 30, 2005.

The following is a breakdown by function of non-cash charges for the three months ended September 30:

	2006	2005
Product development and marketing	$15,779	$20,032
General and administrative	374,302	77,430
Research and development	5,635	4,846
Total	$395,716	$102,308

Depreciation and Amortization. Depreciation and amortization was $72,272 for the three months ended September 30, 2006 compared to $75,433 for the same period of 2005, a decrease of $3,161. The decrease reflects the impact of assets that have been fully depreciated.

Research and Development Expense. Research and development expenses were $15,345 for the three months ended September 30, 2006 compared to $98,984 for the same period of 2005, a decrease of $83,639. We are reimbursed for expenses under the Department of Energy (“DOE”) program for the joint research of electrochemical pathways to manufacture sodium borohydride, which are recorded as a reduction to research and development expense. Reimbursements under the DOE program totaled $450,224 and $230,072 for 2006 and 2005, respectively, and were primarily responsible for the decrease year over year.

Interest Expense, net. Net interest expense was $137,105 for the three months ended September 30, 2006 compared to $816,853 for the same period of 2005, a decrease of $679,748. The decrease was mainly attributable to fewer conversions of convertible securities which result in beneficial conversion feature charges, accelerated discount amortization, amortization of original issue discounts and issue costs on our debentures.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2005

Revenues. Revenues for the nine months ended September 30, 2006 were $87,004 compared to $268,475 for the same period of 2005, a decrease of $181,471. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

In the near-term, revenues are expected to be derived substantially from catalyst sales, up-front license fees, research contracts with various federal, state and local agencies, collaborations with other companies, management services, and royalty payments or joint venture revenue from licensees or strategic partnerships. Revenues will be recognized in the period which technology is delivered, licensing revenues are earned, or as services are provided.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2006 were $87,004 compared to $229,000 for the same period of 2005, a decrease of $141,996. Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenue earned.

Product Development and Marketing Expense. Product development and marketing expenses for the nine months ended September 30, 2006 were $2,498,158 compared to $2,747,853 for the same period of 2005, a decrease of $249,695. The expenses decreased due to an increased number government funded programs and subsequent cost reimbursements compared to the same period last year.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2006 were $2,756,466 compared to $4,165,469 for the same period of 2005, a decrease of $1,409,003. The decrease was mainly the result of the non-recurrence of professional fees associated with strategic and financial transactions closed in 2005.

Non-cash Charges. Non-cash charges were $3,049,470 for the nine months ended September 30, 2006 compared to $3,132,590 for the same period of 2005, a decrease of $83,120. During the nine months ended September 30, 2006, and 2005, we recorded non-cash charges of $2,113,695 and $2,413,722, respectively for the issuance of Series A Preferred Stock to the Dow Chemical Company.  During the nine months ended September 30, 2006, we recorded non-cash charges of $967,793 for the amortization of restricted stock awards granted to the founders of Gecko under two consulting agreements, the amortization of restricted stock issued to employees, the vesting of stock options and the issuance of stock options to a director, compared to $718,868 for the amortization of restricted stock awards recorded during the nine months ended September 30, 2005.

The following is a breakdown by function of non-cash charges for the nine months ended September 30:

	2006	2005
Product development and marketing	$1,754,072	$2,568,680
General and administrative	1,278,493	515,571
Research and development	16,905	48,339
Total	$3,049,470	$3,132,590

Depreciation and Amortization. Depreciation and amortization was $287,597 for the nine months ended September 30, 2006 compared to $216,583 for the same period of 2005, an increase of $71,014. The increase is mainly attributable to the accelerated amortization of non-core intellectual property we chose to abandon.

Research and Development Expense. Research and development expenses were $237,694 for the nine months ended September 30, 2006 compared to $524,162 for the same period of 2005, a decrease of $286,468. We are reimbursed for expenses under the Department of Energy (“DOE”) program for the joint research of electrochemical pathways to manufacture sodium borohydride, which are recorded as a reduction to research and development expense. Reimbursements under the DOE program totaled $1,027,393 and $593,880 for 2006 and 2005, respectively, and were primarily responsible for the decrease year over year.

Interest Expense, net. Net interest expense was $510,662 for the nine months ended September 30, 2006 compared to $1,514,582 for the same period of 2005, a decrease of $1,003,920. The decrease was mainly attributable to fewer conversions of convertible securities which result in beneficial conversion feature charges, accelerated discount amortization, amortization of original issue discounts and issue costs on our debentures.

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million in a private placement of our redeemable Series C Preferred Stock. In May 2006, we received proceeds of $1.25 million in a private placement of Series B Preferred Stock.

Convertible Debentures

On November 8, 2002, we issued a $2.4 million secured convertible debenture with a maturity date of November 8, 2005 to Ballard Power Systems Inc. (“Ballard”). On September 30, 2005, Ballard sold its debenture in equal amounts to three accredited institutional investors (the “Investors”) in a private transaction.. In connection with such transfer, we issued an $800,000 secured convertible debenture, in substance identical to the Ballard debenture, to each of the Investors. On November 8, 2005, we issued an amended and restated convertible debenture (each, a “New Debenture”) to each of the Investors as consideration for the Investors’ agreement to surrender their original debentures and cancel the standby letters of credit issued by Wachovia Bank, National Association, that secured the original debentures, thus enabling us to use the formerly restricted cash for our operations. The principal changes to the term of the debentures consisted of the reduction of the holders initial conversion price from $4.25 to $2.25 per share, an extension of the maturity date to September 30, 2007, and the provision for 6% quarterly interest payments to the holders. No gain or loss was required to be recognized by us upon the exchange. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we are required to record a Beneficial Conversion Feature (“BCF”) interest charge if we elect to convert debentures early at a discount. During the nine months ended September 30, 2006, we have converted $1,500,000 of the New Debentures in exchange for 929,927 of our common stock and recorded a BCF of $105,000 associated with the conversions. On October 24, 2006, we converted $450,000 of the New Debentures in exchange for 422,535 shares of common stock.

Redeemable Series C Preferred Stock

On April 25, 2005, the we consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”). Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During the nine months ended September 30, 2006 and 2005, we recorded $162,224 and $519,398, respectively for the amortization of the discount.

Under the Series C purchase agreement, we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. During the nine months ended September 30, 2006, we issued 216,096 shares valued at $308,690 in satisfaction of the quarterly dividend payments for the Series C. These dividends were recorded as interest expense since the Series C was recorded as a liability as of September 30, 2006. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During the nine months ended September 30, 2006, we converted $432,000 of the Series C in exchange for 263,669 shares of our common stock. As of September 30, 2006, approximately $5.0 million of the Series C have been converted into 2,587,412 shares of our common stock and we have released $1,065,996 from restricted cash for the conversions and dividends paid.

Series A and Series B Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A Preferred Stock to Dow each share of which is initially convertible into ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of our common stock on April 25, 2005.

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

Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of our Series B Preferred Stock which is convertible into a number of shares of our common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of our Series B Preferred Stock, Dow will also receive warrants to purchase a number of shares of our common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. If Dow elects to purchase shares of our Series B Preferred Stock in such instances, we will issue to Dow additional shares of Series A Preferred Stock at market value such that Dow will own a certain percentage of our capital stock as of the date of issuance as provided in the Dow Stock Purchase Agreement. If Dow elects not to purchase shares of our Series B Preferred Stock upon completion of any milestone, we will issue to Dow a lesser number of additional shares of Series A Preferred Stock at market value.

On May 3, 2006, we both agreed that the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B Preferred Stock for $1,250,000, and received detachable warrants to purchase 178,571 shares of our common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B Preferred Stock for $159,227 based on the fair value of the warrants at the date of the issuance. Series B Preferred Stock is initially convertible into ten shares of our common stock. The shares of Series B Preferred Stock bear a 6% cumulative dividend payable in shares of common stock or cash, at our option and are junior to Series A Preferred Stock. In accordance with the joint development arrangement and achievement of the first milestone, we issued 138,150 shares of Series A Preferred Stock that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A Preferred Stock, we recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

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

In addition to the joint development program, we acquired approximately 23% of the outstanding common stock of Gecko in exchange for $0.5 million in cash and a one-year commitment of services and facilities valued at $0.5 million. In July 2006, we increased our equity position to a total of 34.8% of Gecko’s outstanding common stock by investing another $0.5 million in cash. We are obligated to further increase its equity position to a total of 48% of Gecko’s outstanding stock by investing another $0.55 million in cash or shares of our common stock no later than December 31, 2006. As part of the transaction, we received the right to purchase an additional $4 million of Gecko’s common stock payable in cash and services, at its sole option, for up to 80% of Gecko over the remaining 2 years of the agreement (excluding shares issuable under Gecko’s benefit plans).  We must elect elect to purchase this additional common stock during the fourth quarter of 2006.  Any purchased stock will be valued at fair value on the date of the acquisition.

We issued 200,000 shares of restricted stock awards to Ronald Kelley and Steven Pratt, the principal shareholders of Gecko, during the nine months ended September 30, 2006. The issuance is in exchange for two consulting agreements with us. 50,000 shares of these restricted stock awards had a $72,500 fair value at the date of grant and is fully vested as of September 30, 2006. 150,000 shares of these restricted stock award had a $232,500 fair value at the date of grant and vests on a graded basis over three years and we recorded a non-cash charge of $165,529 with respect to the vesting of this award during the nine months ended September 30, 2006. As prescribed by EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” restricted stock awards issued to non-employees should be re-measured to fair value at each reporting date until the award vests. The final measurement date is on the date the award vests, rather than the grant-date measurement specified for most employee awards classified as equity. As a result, we recorded for both grants non-cash charges for the vested portion of the restricted stock awards to date and marked to market the unvested portion the remaining unvested restricted stock awards.

Sources and Uses of Cash

As of September 30, 2006, we had $6,052,536 in cash and cash equivalents and restricted cash of $1,332,459. Cash used in operations totaled $5,548,125 and $6,612,530 during the nine months ended September 30, 2006 and 2005, respectively, and related to primarily funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $1,519,032 and $131,097 during the nine months ended September 30, 2006 and 2005, respectively. The increase in 2006 from 2005 was directly related to our investment in Gecko. Restricted cash is comprised of $0.7 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with our amended lease agreement (see contractual obligations table below). These funds will not be available for use in operations until the letters of credit have been reduced or terminated. The $0.7 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2006.

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

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in March 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of September 30, 2006, we have repaid approximately $71,193.

Our contractual obligations are in the table outlined below:

Payment due in fiscal years
		2006
	Contractual Obligations	(three months
	Total	remaining)	2007	2008	2009	2010
Operating lease - facility	$1,049,338	$121,078	$484,310	$443,950	$—	$—
Refundable grant obligation	156,329	—	4,350	—	—	151,979
Gecko Energy Technologies, Inc. (1)	550,000	550,000	—	—	—	—
Convertible unsecured debentures (2)	899,988	—	899,988	—	—	—
Redeemable Series C Preferred Stock (2)	4,765,639	—	—	4,765,639
Total	$7,421,294	$671,078	$1,388,648	$5,209,589	$—	$151,979

(1)  The Gecko Energy Technologies, Inc obligation can be satisfied with cash or with shares of our common stock.
(2)  Redeemable Series C Preferred Stock and Convertible Unsecured Debentures are convertible into common stock or can be satisfied with cash.

We believe that, based upon our current cash and cash equivalents and our projection for the source and uses of our cash during the fourth quarter, we will have a sufficient cash and cash equivalents to satisfy anticipated cash needs for the first nine months of 2007.  We expect to complete an additional financing no later than the first quarter of 2007.  We may raise additional funds through public or private financing, collaborative relationships or other arrangements at any time.  Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us.  Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Our failure to raise capital when needed may harm our business and operating results.

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

Recent Accounting Pronouncements

See Note 2 for more information related to new accounting pronouncements.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of adequate internal and disclosure controls and procedures over our financial reporting. Such controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to all members of our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of any changes in internal controls over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report. That evaluation did not identify any significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Changes in Internal Controls

Since the evaluation date, there have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting. We have implemented an upgrade of our accounting and timekeeping systems to help further manage our business.

PART II

Item 1.     Legal Proceedings.

(a)  None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10K/A for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.    Exhibits

10.1†	—	Entry into a Material Definitive Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2006).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

† Previously filed.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CELL INC.
(Registrant)
Date: November 14, 2006	By:	/s/ H. David Ramm
H. David Ramm
Chief Executive Officer

MILLENNIUM CELL INC.
(Registrant)
Date: November 14, 2006	By:	/s/ John D. Giolli
John D. Giolli
Chief Financial Officer