Form 10-K
period 2006-12-31
MILLENNIUM CELL INC
filed 2007-03-30
CIK 1114872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-31083
(Commission File Number)
MILLENNIUM CELL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	22-3726792
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

1 Industrial Way West, Eatontown, New Jersey	07724
(Address Of Principal Executive Offices)	(Zip Code)
(732) 542-4000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☐ No ☑
The aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant computed using the closing price of common equity as reported on the NASDAQ Capital Market under the symbol MCEL on June 30, 2006 was approximately $62,352,643. For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) all executive officers of the registrant; and (b) all directors of the registrant.
The number of shares outstanding of the registrant’s common stock as of March 7, 2007 was 53,441,718.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement dated March 30, 2007 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2007 are incorporated by reference into Part III.

          Unless the context otherwise requires, all references to “Millennium Cell,” “we,” “us,” “our,” and the “Company” include Millennium Cell Inc., a Delaware corporation, and its wholly-owned subsidiary, Gecko Energy Technologies, LLC.
          Unless the context otherwise requires, all references herein to our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are references to our Series A2 Convertible Preferred Stock, Series A2-1 Convertible Preferred Stock and Series B-1 Convertible Preferred Stock and Series C2 Convertible Preferred Stock.
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
FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. When we use words such as “plan,”“believe,”“expect,”“anticipate,”“on target” and “intend” or similar expressions, we are making forward-looking statements, although not all forward-looking statements contain such words or expressions. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen fuel storage and delivery system, (ii) competition from current, improving and alternate power technologies, (iii) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen fuel storage and delivery technology and our business plan, (iv) our ability to protect our intellectual property, (v) our ability to achieve budgeted revenue and expense amounts, (vi) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (vii) our ability to form strategic alliances or partnerships to help promote our technology and achieve market acceptance, (viii) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (ix) our ability to secure government funding of our research and development and technology demonstration projects and (x) other factors discussed under the caption “Risk Factors”.

PART I
Item 1. Business.
General
          We were formed as a Delaware limited liability company in 1998, organized and began operations on January 1, 1999 and converted into a Delaware corporation on April 25, 2000. Our current business focus is to develop hydrogen fuel cartridge technology and designs as well as hydrogen batteries comprised of a fuel cell and our proprietary hydrogen storage technology for use in portable electronic devices for the military, industrial, medical and consumer electronics markets. We license our fuel cartridge technology and designs to companies who develop fuel cell systems. We also develop hydrogen batteries and intend to produce and sell these products. We believe our hydrogen fuel cartridge technology with a licensee’s fuel cell is a portable power source that can offer runtime, weight, safety and cost advantages versus existing battery solutions. On December 29, 2006, we acquired Gecko Energy Technologies, Inc, a fuel cell company to provide us with the ability to deliver a complete hydrogen battery product to customers.
Our Hydrogen Fuel Cartridge Technology
          Our hydrogen fuel cartridge technology provides a unique way to safely store and deliver hydrogen energy in a “battery” sized package. Systems that utilize our proprietary Hydrogen on Demand® technology provide what we believe to be an excellent value proposition for a number of high performance applications. In one architecture of our system, the energy is stored in a sodium borohydride fuel blend, which, when exposed to a catalyst releases hydrogen (stored energy) instantly. The fuel blends used in our hydrogen battery technology are comprised of a combination of water, sodium borohydride and other chemicals. Other methods of hydrogen generation using sodium borohydride and other chemical hydrides are under development and may use different catalysts and/or fuel blends.
          The hydrogen produced by our hydrogen fuel cartridge technology is converted into electricity by a fuel cell. A fuel cell transforms hydrogen and oxygen directly into electrical power and produces power as long as the hydrogen and oxygen are supplied to it. There are two main categories of proton exchange membrane (PEM) fuel cells that we currently work with: “active” fuel cells and “passive” fuel cells. The main difference between active and passive fuel cells is that active fuel cells require more active components such as pumps, compressors and heat exchangers to reach optimal performance and increased robustness while passive fuel cells are designed to work with little to no active components. As a result of this difference, passive fuel cells are much less expensive to produce and smaller, but cannot operate in extreme conditions. Accordingly, for applications that demand a low cost or very small fuel cell, passive fuel cells will be the preferred solution. Higher performance applications which require additional robustness and higher power output (over 30 watts) will generally need an active fuel cell. Both types of fuel cells are fully compatible with our hydrogen fuel cartridge technology and we partner with companies to integrate the appropriate fuel cells with our hydrogen battery technology to fully address applications in our target markets.
          We co-develop hydrogen fuel cell systems that are comprised of a combination of our partners’ fuel cells and disposable fuel cartridges based on our technology. The fuel cells in some cases will be integrated into the electronics of the device and in other cases external to the device, depending on the application requirements. Hydrogen is supplied to the fuel cell by our safe, easy-to-use disposable fuel cartridges which will in many devices fit into the existing rechargeable battery bay.
          In the beginning of 2006, the Company established relationships with Jadoo Power Systems, a private California based company that manufactures and sells fuel cell power products for first responder, broadcast video, and military applications. We are developing a single, standard fuel canister based on our proprietary Hydrogen on Demand® technology which can be used with all of Jadoo’s existing fuel cell products. We expect that the Company’s solution will deliver the same runtime as the current hydrogen canister offered by Jadoo at less than half of the weight. The Company expects that the Hydrogen on Demand® canisters will be manufactured initially in whole or in part by Millennium Cell with Jadoo providing key interconnect components. Under a program funded by the Special Operations Command (“SOCOM”), we expect to deliver fuel canisters which are compatible with Jadoo’s IFS24 radio power system to SOCOM for evaluation in the first quarter of 2007. As this product further evolves, we expect to supply up to 250 fuel canisters in mid-2007 as part of the Greater Columbia Fuel Cell Challenge. These canisters will provide the hydrogen fuel for Jadoo’s line of N-Gen and XRT Fuel Cell Power Units targeted for use with emergency responders, Homeland Security and other “off-grid” power applications in Columbia, South Carolina. We believe this will be the largest field evaluation of products currently using our technology. Should we receivable favorable test results, commercial product introduction by Jadoo could begin before the end of 2007.

Our Fuel Cell Technology
          In December 2006 we acquired Gecko Energy Technologies, Inc. (“Gecko”), a fuel cell company that was founded in 2004 to develop low-cost, longer-lasting power sources for a wide range of applications. The acquisition was structured as a merger in which Gecko merged with and into our wholly owned subsidiary, M.C.E. Venture, L.L.C., with M.C.E. Venture L.L.C. surviving the merger as a wholly owned subsidiary of the Company (changing its name to Gecko Energy Technologies, LLC). We issued an aggregate of 2,000,000 shares of our common stock to the founding stockholders of Gecko as merger consideration. Prior to the acquisition, the company was a party to a joint development program with Gecko under which the company had acquired approximately 34.8% of Gecko’s shares and was obligated to increase its equity ownership to approximately 48% in exchange for a cash payment of $1,500,000 by the end of 2006. The agreement governing the joint development program and the related stock purchase agreement were terminated as a result of our acquisition of Gecko.
          We believe that Gecko has the ability to develop efficient and consistently performing, thin, planar Proton Exchange Membrane (“PEM”) fuel cells that we expect will ultimately become a standard component in many portable devices as the need for improved runtime increases.
          Gecko has developed a breakthrough fuel cell design that can increase design flexibility for electronic device designers. PowerSkin™ is a trademark of Gecko that describes how a fuel cell can be designed into the exterior of a portable device with virtually no loss of internal volume. This internal volume can then be fully utilized by storing more energy in the form of hydrogen (stored either in a chemical hydride or metal hydride canister) than is possible with current battery chemistries and form factors. Unlike a traditional battery, this allows for separation of the power and energy components and facilitates scaling of the energy component to meet different application requirements.
          We believe that the promise of fuel cell technology has not yet been fully realized because of numerous engineering challenges that have resulted in system complexity and increased cost. A fuel cell requires air to operate and the temperature, humidification, and flow rate of the air are critical factors in the fuel cell’s performance. For these reasons, designers of fuel cells have had to add additional components to control air flow, temperature, and humidification. As a result, most of the space required by small portable fuel cell power systems is comprised of what is commonly referred to in the fuel cell industry as “Balance of Plant” or “BOP”. This BOP consists of pumps, fans, valves and other devices that are used to control the movement of liquid fuel, air flow, temperature, and humidity. To greatly reduce the cost and challenge associated with commercializing fuel cell systems, Gecko’s fuel cell design eliminates the mechanical BOP and replaces it with a proprietary electronic control system, thus reducing cost and system complexity by eliminating pumps, fans and compressors. Gecko’s fuel cell design employs known electronic circuitry and proprietary control algorithms to ensure stable operation of the low cost fuel cell system. Another benefit of the Gecko approach versus competing fuel cell technology is the use of much less volume within a device. By replacing a number of mechanical BOP components with electronics, the fuel cell occupies a small fraction of the volume traditionally required. Although the control algorithm software is proprietary, the electronics used are conventional and scalable, which we believe reduces the overall development risk of new products.
          In addition to BOP costs, another major economic challenge of fuel cells lies in the process of manufacturing the cells themselves. Conventional fuel cell stacks are comprised of many discrete mechanical parts, fragile membranes and compressed gas seals. The assembly process requires skilled labor to hand assemble fuel cell stacks and systems. Each stack must then be tested and sometimes reassembled to ensure proper performance. Gecko has addressed these manufacturing and assembly concerns by designing a thin, planar array fuel cell that has fewer parts than conventional fuel cells and can be assembled and sealed in a single step. Gecko uses proven production technologies such as lamination and injection molding to produce light, inexpensive and reliable plastic fuel cells. The manufacturing processes can be scaled to produce numbers of cells from hundreds to millions. Manufacturing scalability is an important characteristic of the Gecko PowerSkin™ technology that most competing technologies do not possess.
Business Strategy
          Our primary business model is to license our technology to fuel cell manufacturers, original equipment manufacturers (OEMs) and other product-focused entities so that they can integrate fuel cells with our fuel technology to develop hydrogen batteries that meet their specifications. With the addition of Gecko, we plan to develop and sell products directly to customers in our target markets within 24 months. Additionally, we expect we will manufacture fuel cartridges for our licensees initially at low volumes but we do not expect to continue manufacturing production longer term in higher volumes. We will continue to license our fuel cartridge technology to companies that are interested and able to distribute replacement cartridges in sufficient quantities and locales to meet mass market users’ needs.
          To date, we have secured key fuel cell partnerships that cover all four of our key market segments: portable power sources for military, industrial, medical and consumer electronics devices. These companies with whom we have partnered have different technologies with different strengths that we expect to utilize to fully address our focus markets. Some of these partners focus on active fuel cell products that are generally higher power and are robust enough for professional and military use, but are too large and costly for most consumer use. For other applications, there are inexpensive and thin fuel cells that are suitable for lighter duty which we plan to address with Gecko fuel cells. We believe that ultimately there are opportunities in our target markets for both active and passive fuel cells and each are compatible for use with our hydrogen storage technology.
          Strategic Relationship with The Dow Chemical Company
          To accelerate the path towards product commercialization, we entered into a strategic relationship with The Dow Chemical Company (“Dow”) on April 25, 2005. Dow is a leader in science and technology, providing innovative chemical and plastic products and services to many essential consumer markets. With annual sales of $46 billion, Dow serves customers in more than 175 countries and a wide range of markets. In this three-year collaboration, the Company and Dow are striving for the commercialization of Millennium Cell’s hydrogen battery technology in the military and/or consumer electronics markets. Dow is supplying product design, chemical and material analysis, and product development resources to help create products that are successful for these markets. Upon achievement of defined milestones towards these goals, the joint development program provides for Dow’s increase in its human resource contribution and will earn its equity ownership in Millennium Cell.
          The Dow joint development agreement describes a series of four milestones involving military and/or consumer electronics applications. Each milestone is achieved upon our successful completion of one of either the defined military objectives or consumer objectives for such milestone. Completion of all milestones is designed to culminate in a finished cartridge and fuel cell system that is commercially available for either military or consumer use. The military objectives necessary to achieve the first milestone under the Dow joint development agreement were completed in April 2006 upon delivery by Protonex Technology Corporation of the final prototype system of a 30-watt power source for field testing by the US Air Force and/or the US Army. We believe that the second milestone will likely be achieved by June 2007, which we expect will result from a higher number of test units ordered and delivered to the U.S. Air Force and/or the U.S. Army. See “Licensees and Development Programs.”
          Licensees and Development Programs
          Our first licensee in the military market was Protonex Technology Corporation. In 2004, Millennium Cell and Protonex entered into a joint development and licensing agreement that resulted in collaborative efforts towards the military market. Under the agreement, Protonex licensed Millennium Cell’s technology for use in the manufacture and sale of complete hydrogen batteries to customers. The objective of the agreement is to combine Protonex active fuel cells with Millennium Cell’s hydrogen storage technology to create a hydrogen fuel cell system that is lighter and less expensive than the most commonly used military batteries.
          Millennium Cell is a sub-contractor to Protonex in the development of a 30-watt power source (“P2”) for the US Air Force Research Laboratory (“USAFRL”) and the US Army Research Office (“USARO”) under two separate funded programs. According to our research, the Protonex P2 is 62% lighter and 20% less expensive over the course of 30 missions as compared with the lithium sulfur dioxide battery used today for this application. Today, a soldier on a 72-hour mission needs to carry 13 batteries that weigh an aggregate of about 29 pounds. Our solution would be comprised of a fuel cell module accompanied by 3 fuel cartridges and would collectively weigh about 12 pounds. Additionally, our system is expected to have the ability to monitor the amount of energy (run-time) remaining in the fuel cartridge at any given time. This is significant for a military operation as soldiers returning from missions with partially depleted batteries will often dispose of them in favor of a fresh battery when going on the next mission. This is a significant waste of energy and adds unnecessary cost.
          Protonex delivered the initial prototype systems for field testing by the US Air Force and/or the US Army in the first quarter of 2006. Throughout 2006, Protonex and Millennium Cell have used the feedback from these initial tests to further refine and ruggedize the system. Currently, a number of systems are under evaluation by the Department of Defense’s Fuel Cell Test and Evaluation Center in Johnstown, PA. The results of this testing have not yet been reported. We plan to use this fuel cell system as a platform to enter the industrial and medical markets. Once system evaluation is complete, together with Protonex we plan to sample these systems to potential customers later in 2007.
          In February 2006, we entered into a joint development and licensing agreement with Jadoo Power Systems, Inc. As part of the agreement, Jadoo licensed Millennium Cell’s technology for use in certain industrial and military applications. Similar to our agreement with Protonex, Jadoo and Millennium Cell are working together to combine Jadoo’s fuel cells with our hydrogen storage technology to create a hydrogen fuel cell system. Jadoo is currently a manufacturer of fuel cell power systems that are used today in broadcast video and surveillance applications and Jadoo has recently introduced a product for first responders called the XRT. The XRT is designed to provide emergency power in the field for first responders to charge radios and power other critical devices. The current hydrogen storage technology being used in Jadoo’s products is metal hydride technology.

          In 2006, Jadoo also subcontracted Millennium Cell to develop a standard prototype fuel canister for a military radio power source called the IFS 24 which is under development by Jadoo for the Special Operations Command (“SOCOM”). This fuel cell system is expected to be delivered for evaluation in March 2007. Since we are developing a standard Hydrogen on Demand® fuel canister that can work with all of Jadoo’s fuel cell systems, we believe that commercialization of these systems will likely be rapid once product development is complete. Our canisters will provide 50% weight savings without any loss of performance and functionality as compared to the metal hydride canisters Jadoo’s systems use today. Millennium Cell has agreed to manufacture and deliver up to 250 fuel canisters to the State of South Carolina in mid-2007 to support alpha testing of this new product. If these tests are successful, we anticipate sales of fuel canisters could begin as early as late 2007.
          Market Opportunity for Our Licensees Products
          As portable electronic devices continue to become more advanced and look to offer greater capabilities and functionality, device manufacturers, service providers and consumers are seeking significantly increased power and energy from portable power sources. Since we believe that batteries presently used in these devices are approaching their technological limits, the power gap that already exists between ever-increasing energy demands of electronic applications and the amount of energy in the batteries will increase even more. We believe that since hydrogen batteries have greater energy density and in many cases are more affordable than current battery technology, hydrogen batteries using our technology should provide a major technological leap over current battery technology.
          Our Gecko PowerSkin products are being designed to significantly increase device run time compared to existing lithium-ion batteries using the same volume and less weight. Our technology eliminates the need to become tied to an electrical wall outlet for recharging by providing an instantaneous replacement through the use of disposable fuel cartridges. Upon commercial success of our products, portable electronics devices will be “truly wireless”, capable of going anywhere, anytime with no need to plug in or wait for a recharge.
          Due to the scalability of our technology from milliwatts to kilowatts, we have the ability to address a number of significant markets without the need to develop alternative pathways to deliver the energy. We believe this is a substantial advantage over many competing energy technologies.
          Target Markets
          We are addressing the military portable power market first with our licensees Protonex and Jadoo. The military is well known as a proving ground for new technologies and is facing problems for which we believe that our technology is an attractive solution. A recent Frost and Sullivan report indicated that a profound problem facing the military today is the steady increase in energy demand driven by the power hungry new equipment used by soldiers. (Frost and Sullivan 2004) Such equipment includes laser-designators, chemical-biological sensors, uniform ventilators, exoskeleton enhancements, night vision systems and communication equipment. Considering the military’s 72-hour mission duration requirements for certain applications, the capabilities of traditional batteries have been far exceeded. From our alliances with Protonex, Gecko, Jadoo and other future partners, we expect hydrogen fuel cell systems will deliver better performance at a lower cost than the batteries used today. Each year in peacetime conditions, the military uses more than $150 million worth of batteries for soldier power in training missions.(Frost and Sullivan 2004). In wartime, the expenditure on batteries can be much larger. We expect this market to grow as the soldiers of the future utilize more high tech equipment. We are also considering other applications within the military that could benefit from our technology, such as low power wireless sensors, battery chargers and unmanned vehicles.
          We plan to use the products developed for the military with Protonex as one platform for entering medical and industrial markets, each of which has a diverse customer base with unique energy storage needs and challenges. We also plan to leverage our newest licensee, Jadoo, and our development activities with Gecko, to penetrate these markets further. The energy demand for portable medical and industrial equipment has seen a sharp rise and shows no signs of leveling off. Driven by an aging population, an increase in decentralized care centers and a need for equipment and services closer to patients’ required point of treatment, the total battery market for medical equipment is approaching $500 million and continues to grow (Frost and Sullivan 2004). Portable diagnostic equipment, mobile medical carts and patient mobility equipment such as wheelchairs and scooters are some examples of medical equipment that need extended runtime and lighter energy sources. The current battery market for industrial equipment is equally as large at approximately $500 million (Frost and Sullivan 2004). Examples of target applications within the industrial market are battery chargers, wireless sensors and ruggedized information technology devices.
          The “power gap” between what current battery technology can provide versus what portable electronic devices require is growing rapidly in the consumer electronics market as well. Our hydrogen battery technology provides a major technological leap as compared to current battery technology in terms of energy density, lightweight operation and in many cases affordability. Our solutions can be integrated into devices, which other fuel cell related technologies have to date been unable to demonstrate. We believe that Millennium Cell’s energy dense fuel cartridge together with a flat, passive fuel cell (such as the one offered by Gecko) have the potential to meet the user demand for increased mobility in consumer markets as well as in certain industrial, medical and military applications.
          The total market for rechargeable batteries in consumer electronics currently stands at nearly $6 billion and is growing at an annual rate of more than 10% (Frost and Sullivan 2004). At more than $1 billion, (Frost and Sullivan 2004) the laptop computer market is in need of an extended runtime power source. Within the next several years, laptop computer shipments are projected to overtake desktop shipments (Frost and Sullivan 2004), further intensifying the demand for extended runtime solutions. There is also a growing need for instant connectivity and increased runtime in handheld computers, personal digital assistants, cellular phones, and other crossover devices that provide increased mobility, connectivity and new functionality for consumers and other highly mobile and professional users such as first responders and military personnel. Wireless handset chargers for these types of devices is a relatively new device category that is growing and can be addressed by our technology.
          Gecko’s planned market approach is to utilize available technology and product development opportunities from military applications to mature the technology to the point of commercial readiness, then to introduce products into commercial markets — primarily industrial and medical. These markets are highly segmented, which we believe provides Gecko with an opportunity to gain valuable customer experience in lower volume, custom product applications. If success is achieved in these markets, we expect Gecko will expand into consumer electronics markets that can provide additional revenue for the company.
Fuel Distribution and Infrastructure
          We intend to evolve the fueling and refueling supply chain for hydrogen batteries based on customer need and convenience. Today, consumer electronic device power requirements are satisfied by the purchase of self-contained solid-state disposable batteries and rechargeable battery systems. In the future, we expect that the hydrogen battery supply chain will be similar to that used by disposable batteries today. Millennium Cell’s technology is designed to integrate well with diverse customer fueling requirements because of the unique safety and convenience in storing, transporting, distributing, and using sodium borohydride fuel. Depending on which of the company’s hydrogen storage methods and fuel formulations are chosen for a particular application, Millennium Cell may need to develop and implement proper fuel cartridge handling, recycling and/or disposal procedures to ensure that discharged fuel cartridges are handled according to local, state and federal regulations.
          An important attribute of our technology is our development of a variety of novel sodium borohydride fuel blends. Our fuel is non-flammable and safe when handled appropriately. Our fuel can be utilized in solid or liquid forms and we expect that hydrogen fuel cartridges for each fuel type will become successful for different applications to best meet our customers’ needs. We are currently working to obtain the required approvals from the appropriate regulatory organizations that will enable our technology to gain broader acceptance in applications where consumers would desire the ability to carry or use hydrogen batteries in passenger aircraft. We believe this is limiting to only certain applications in consumer electronics markets and thus will not affect product introductions in other markets. We have a plan in place to secure these approvals in sufficient time so as to not delay our timetable for consumer electronics market entry.
Research and Development
          We continue to develop new technologies which will produce higher energy density and enable longer device runtimes. These new technologies will also have indefinite shelf life and other attractive characteristics. These technologies are at various stages of development but we expect to consider them for integration into our licensees’ and our own products within the next few years.
          Our research programs are funded through a variety of sources including the U.S. Department of Energy, various branches of the U.S. Department of Defense, and the National Science Foundation. These programs together represent a significant portion of our overall revenues and cost-shared program reimbursements. As the U.S. government represents a single customer, the loss of one or more of these programs could have a material adverse effect on our business or financial condition.
Intellectual Property Rights
          Our hydrogen fuel cartridge technology is the culmination of work reflected in more than 125 patents (either granted or pending) that, we believe, collectively position us as a leader in system and fuel blend technologies used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.

          We own 19 U.S. and 11 non-U.S. patents, which cover a wide variety of devices, systems, uses and applications for various boron chemistries. We have filed an additional 34 U.S. and 39 non-U.S. patent applications. Our earliest patent expires in 2015 and the most recently filed applications, if issued, will not expire until 2026.
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
Competition
          We expect hydrogen fuel cell systems that utilize our technology to compete with fuel cell based power systems that utilize both direct and indirect energy conversion methods. Direct conversion may involve fuels such as methanol, ethanol and sodium borohydride that are converted into electrons through a direct fuel cell system. The indirect method of energy conversion is to generate hydrogen and convert it to electricity through a fuel cell in a two-step process. This is the method utilized by Millennium Cell’s Hydrogen on Demand® technology. There are competing solutions which also use an indirect method based on another fuel such as methanol. Our primary competitors are companies developing hydrogen storage and generation technologies such as Lynntech, Trulite and Seiko. Secondary competitors include companies developing small fuel cells for the portable electronics market such as Ultracell, MTI Micro Fuel Cells, Smart Fuel Cells and Medis Technologies.
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
          We expect hydrogen fuel cell systems to compete on the basis of reduced volume and weight, increased length of operating time, greater convenience and lower cost.
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
Human Resources
          As of March 9, 2007, we had a total staff of 39 employees, of which 21 are scientists, engineers and other professionals. We expect to hire five engineers within the technology development and engineering function during 2007. Also, as of March 9, 2007, Gecko Energy Technologies, a wholly owned subsidiary of Millennium Cell since December 29, 2006, had a total staff of 4 employees of which 3 are engineers.
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
We have incurred substantial losses and expect continued losses for the next 18 to 24 months. There can be no assurance that we can achieve profitability, and even if we do become profitable, that we can sustain profitability.
          We have incurred substantial losses since our formation and had an accumulated deficit equal to $108,206,472 as of December 31, 2006. We expect to continue to incur net losses for the next 18 to 24 months as we continue to make significant investments in commercialization activities. It continues to be difficult to predict accurately the timing and rate of market adoption, if any, of products using our technology. Accordingly, we cannot determine with certainty when or if we will achieve profitability, and even if we do achieve profitability, whether we can sustain or increase profitability.
We may need future capital to complete our product development and commercialization plans. If we are able to raise additional capital, it may dilute our existing stockholders or restrict our ability to operate our business.
          Our working capital requirements continue to be significant. To date, we have been dependent primarily on the net proceeds of our initial public offering and private placements of convertible debt and equity securities. Although we recently (in February 2007) sold $6,000,000 of our unsecured convertible debentures, our working capital requirements depend and will continue to depend on numerous factors, including the timing of revenues, the expense involved in commercializing our products, realizing cost reductions on our technology, and the cost involved in protecting our proprietary rights. Accordingly, the proceeds from our recent financing and our other existing capital resources may not be sufficient to fund our future operations. We currently have no committed sources of, or other arrangements with respect to, additional financing. If additional working capital is required, it may dilute our existing stockholders or restrict our ability to run our business.
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
          The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, perhaps substantially, including:
—	failure to meet our product development and commercialization milestones,

—	demand for our common stock,

—	technological innovations by competitors or in competing technologies,

—	investor perception of our industry or our prospects, or

—	general technology or economic trends.
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
          Our success depends upon maintaining our relationships with our current collaborative partners and other parties with whom we have strategic and other relationships and obtaining additional joint research and development partners for the development, testing, manufacturing, marketing and commercialization of their and our proposed products. In addition, we may depend on our partners’ and other parties’ expertise and dedication of sufficient resources to develop and commercialize our proposed products. We have granted, and may in the future grant, to our research and development partners, rights to license and commercialize products developed under research and development arrangements. Under these arrangements, our research and development partners may control key decisions relating to the development of such products. The rights of our research and development partners would limit our flexibility in considering alternatives for the commercialization of our products. If we fail to successfully develop these relationships, or if our research and development partners fail to successfully develop or commercialize any of our products, it may delay or prevent us from developing or commercializing our proposed products in a competitive and timely manner and would have a material adverse effect on our business.
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
If we are unable to continue to complete prototype development and engineering of commercially viable hydrogen batteries, we will not be able to build our business as anticipated.
          We have developed a number of prototype systems and are continuing our efforts to improve their overall performance, reduce their cost and to ensure they are safe to operate. In addition, while we are conducting tests to predict the overall life of our systems, we have not yet demonstrated all of the cost and performance requirements required for commercialization of products that utilize our technology. Accordingly, if we are unable to complete prototype development and engineering of commercially viable hydrogen battery, we will not be able to develop our business as anticipated.
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
Our hydrogen fuel cartridge technology may only be commercially viable as a component of other companies’ products, and these companies may choose not to include our systems in their products.
          To be commercially viable, our hydrogen fuel cartridge technology must be integrated in most cases into products manufactured by OEMs. Such OEMs may not be able to manufacture appropriate products or, if they do manufacture such products, may choose not to use our technology. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for our hydrogen generation systems and our financial results.
Any perceived problem while conducting demonstrations of our technology could hurt our reputation and the reputation of our products, which could impede the development of our business.
          We have demonstrated our hydrogen fuel cartridge technology in the past and we plan to conduct additional demonstrations in public and in private in the future. We also expect our customers to conduct field testing and pilot programs to evaluate products which utilize our technology. Although to date we have not experienced significant problems in demonstration or testing, future demonstrations and testing could encounter problems for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test systems properly. Many of these potential problems and delays are beyond our control. In addition, field test programs, by their nature, involve delays and modifications. Any problem or perceived problem with our field tests could hurt our reputation and the reputation of our products, which could impede the development of our business.
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
          Our future success and competitive position depends in part upon our ability to obtain or maintain certain proprietary intellectual property to be used in our principal products. This may be achieved in part by prosecuting claims against others who we believe are infringing on our rights and by defending claims of intellectual property infringement by our competitors. While we are not currently engaged in any material intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or we could commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may, among other things, be required to:
—	pay substantial damages,

—	cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property,

—	expend significant resources to develop or acquire non-infringing intellectual property,

—	discontinue processes incorporating infringing technology, or

—	obtain licenses to the infringing intellectual property. An adverse outcome as plaintiff, in addition to the costs involved, may, among other things, result in the loss of the patent in a suit by a holding of invalidity or unenforceability, significantly increase competition as a result of the holding, and require the payment of penalties resulting from counterclaims by the defendant.
          Accordingly, we cannot assure you that:
—	any of the patents owned by us or other patents that other parties license to us in the future will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others,

—	any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all, or

—	any patents owned by or licensed to us, although valid, will not be dominated by a patent or patents to others having broader claims.

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
     Risks Relating To Our Securities
If we fail to comply with certain obligations in respect of our convertible securities, we may be subject to mandatory redemption obligations at the option of certain creditors and preferred stockholders which, if exercised, could have a material adverse effect on our financial condition and our business.
          In the event that we fail to comply with certain obligations regarding the conversion of convertible securities and preferred shares or the authorization and registration of shares of common stock issuable upon such conversion, then in addition to financial penalties that may be payable by us, the holders of our Unsecured Debentures and Series C Preferred Stock may at their option require us to redeem the affected shares at a premium price. In addition, if any such redemption event occurs with respect to holders of the Series C Preferred Stock, then the holders of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, pursuant to the terms thereof, shall have a right to require us to redeem their shares up to an amount equal to the percentage of Series C Preferred Stock so redeemed. If we are required to redeem a significant number of shares of our preferred stock in a short period of time, such event may have a material adverse effect on our financial condition and our business.
Our outstanding debentures are subject to mandatory prepayments at the option of the holders thereof upon certain conditions which, if exercised, will have a material adverse effect on our financial condition and our business.
          Our outstanding debentures are subject to mandatory prepayments at the option on the holders thereof upon certain conditions, including the occurrence of an event of default. Such prepayment obligations are exercisable by the holders of the debentures at prepayment amounts up 120% of the principal amount of such outstanding debentures, plus accrued but unpaid interest thereon and other applicable costs and expenses.
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
          The conversion or exercise of some or all of our outstanding preferred stock, convertible debentures, options and warrants will dilute the ownership interests of our stockholders. If we sell common stock or common stock equivalents (excluding certain specified types of issuances) at a price per share that is below the then-applicable conversion price of our outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock or unsecured convertible debentures, and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. As a result of the foregoing, we may be required to issue more shares of common stock than previously anticipated which would result in the dilution of our existing stockholders.
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
          We have not declared and paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, will be re-invested in our business. We have dividend payment obligations on our Series B Preferred Stock and our Series C Preferred Stock, each of which have priority in the payment of the dividends over our common stock.
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
          A mass market may never develop for hydrogen batteries, or may develop more slowly than we anticipate. Fuel cells and products that utilize hydrogen to generate energy represent an emerging category of power sources, and we cannot know certainty to what extent, if any end-users will want to purchase and use them. The development of a mass market for these systems may be affected by many factors, some of which are beyond our control, including:
—	the acceptance in mass markets of hydrogen as an alternative fuel source,

—	the cost competitiveness of our hydrogen generation systems,

—	acceptance of fuel cells as a reliable cost competitive energy source,

—	the emergence of newer, more competitive technologies and products,

—	the future cost of sodium borohydride,

—	regulatory requirements,

—	consumer perceptions of the safety of our products, and

—	consumer reluctance to try a new product.
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

          As others learn of the potential of fuel cells to replace existing power sources and the benefits provided when hydrogen is used to power those fuel cells, we expect there to be increased competition in the hydrogen delivery and storage product market. This competition will come from current storage technologies, from improvements to current storage technologies and from new storage technologies. We intend to compete in each of our target markets based on that market’s desired product characteristics, such as safety, cost, size, environmental impact, ease of use and a variety of other attributes. Depending on the specific desired attributes of each market and application, our technology may or may not be able to compete successfully. Failure to compete in each of our target markets will have a material adverse effect on our business and operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
          Our principal offices are located at One Industrial Way West, Eatontown, New Jersey 07724, currently occupying 32,500 square feet. Our amended lease will expire in 2008, with five and three year options to renew through 2016. In 2005 and 2006, we entered into a one-year sublease agreements to rent to a third party approximately 5,000 square feet of office space in our facility. Additionally, Gecko Energy Technologies, our wholly owned subsidiary since December 29, 2006, currently occupies approximately 2,000 square feet of combined office and lab space. We believe that the current facilities will be sufficient for our operations in the foreseeable future.
Item 3. Legal Proceedings.
          We are not aware of any pending or threatened legal actions other than disputes arising in the ordinary course of our business that would not, if determined adversely to us, have a material adverse effect on our business and operations.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II
Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price And Dividend Information
     Price Range of Common Stock
          Our common stock is traded on the NASDAQ Capital Market under the symbol “MCEL”. The following table sets forth the high and low closing bid prices for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Fiscal Year Ending December 31, 2006
Fourth quarter	$1.23	$0.87
Third quarter	$1.51	$1.00
Second quarter	$1.88	$1.38
First quarter	$1.79	$1.35

Fiscal Year Ending December 31, 2005
Fourth quarter	$2.07	$1.31
Third quarter	$2.57	$1.48
Second quarter	$1.99	$1.33
First quarter	$2.72	$0.95
          As of March 9, 2007, there were approximately 294 holders of record of our common stock. The closing bid price of our common stock on March 9, 2007 was $0.98 per share.
     Dividend Policy
          We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business. In accordance with the terms of our Series B Preferred Stock and Series C Preferred Stock, we are required to pay dividends on a quarterly basis on the outstanding balance of the Series B Preferred Stock and Series C Preferred stock at rates of 6% and 7% per year, respectively. Under the terms of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the payment of dividends on our common stock may be subject to the approval of the holders of our preferred stock. Under the terms of our unsecured convertible debentures, we are not permitted to pay cash dividends on our capital stock (except with respect to our preferred stock, as described above), unless holders of a majority of our outstanding unsecured debentures otherwise consent in writing.
          Payment of future cash dividends on our common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and any applicable contractual restrictions or limitations.

     Performance Graph
          The Securities and Exchange Commission requires that the Corporation include in its annual report on Form 10-K a line graph presentation comparing cumulative, five-year shareholder returns on an indexed basis with a performance indicator of the overall stock market and a peer group. The peer group was selected on an industry basis.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG MILLENNIUM CELL, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND A PEER GROUP

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividens. Fiscal year ending December 31.
The above stock performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent specifically incorporated by reference.

Item 6. Selected Financial Data.
          The following table presents selected historical financial data for the twelve months ended December 31, 2006, 2005, 2004, 2003 and 2002. Our selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

	Year	Year	Year	Year	Year	Cumulative
	Ended	Ended	Ended	Ended	Ended	Amounts
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	From
	2006	2005	2004	2003	2002	Inception
Statement of Operations Data:
Revenue	$221,910	$416,902	$198,474	$466,859	$719,392	$2,023,537
Cost of revenue	217,802	382,318	198,474	409,449	690,059	1,898,102

Gross margin	4,108	34,584	—	57,410	29,333	125,435
Product development and marketing	2,981,931	3,580,729	3,396,469	5,294,419	5,788,315	26,555,035
General and administrative	3,894,577	5,396,694	4,262,066	3,835,873	4,052,943	29,507,042
Restructuring expense	—	—	—	—	104,982	104,982
Non-cash charges	3,536,083	3,519,991	796,286	2,164,634	4,148,251	32,292,087
Depreciation and amortization	497,994	291,649	516,172	681,358	710,975	3,485,006
Research and development	902,273	609,534	474,609	1,020,102	1,515,376	10,098,529

Total operating expenses	11,812,858	13,398,597	9,445,602	12,996,386	16,320,842	102,042,681

Loss from operations	(11,808,750)	(13,364,013)	(9,445,602)	(12,938,976)	(16,291,509)	(101,917,246)
Interest income (expense), net	(677,661)	(1,623,118)	(1,770,102)	(2,897,077)	300,299	(4,751,953)
Equity in losses of affiliate	(334,822)	—	—	(488,364)	(367,714)	(1,190,900)

Loss before income taxes	(12,821,233)	(14,987,131)	(11,215,704)	(16,324,417)	(16,358,924)	(107,860,099)
Benefit from income taxes	550,647	386,692	410,726	221,480	234,963	1,804,508

Net loss	(12,270,586)	(14,600,439)	(10,804,978)	(16,102,937)	(16,123,961)	(106,055,591)
Preferred stock amortization	—	—	—	—	—	(2,150,881)
Series B dividends	(44,384)	—	—	—	—	(44,384)

Net loss applicable to common stockholders	$(12,314,970)	$(14,600,439)	$(10,804,978)	$(16,102,937)	$(16,123,961)	$(108,250,856)

Loss per share — basic and diluted	$(.25)	$(.34)	$(.29)	$(.51)	$(.58)	$(3.28)

	December 31,	December 31,
	2006	2005
Balance Sheet Data: (1)
Total assets	$9,866,851	$15,034,393
Redeemable Series C Preferred Stock	$4,712,750	$5,035,416
Convertible unsecured debentures	$449,988	$2,399,988
Refundable grant obligation	$143,132	$156,329

(1)	The balance sheet data does not reflect $6.0 million of cash that was received in a financing completed February 16, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Form 10-K.
General
          We were formed as a Delaware limited liability company on December 17, 1998, and organized and began operations on January 1, 1999 (inception date). We were converted into a Delaware corporation on April 25, 2000 when all of the outstanding equity interests of the limited liability company were converted into shares of common stock of the corporation. On December 29, 2006, we acquired Gecko Energy Technologies, LLC (“Gecko”), a fuel cell company.
Overview
          We are engaged in the development of hydrogen batteries for use primarily in portable electronic devices for the military, medical, industrial and consumer markets. We are developing this technology in partnership with corporate and government entities. Hydrogen on Demand® is the trademarked name for our proprietary hydrogen energy storage and delivery technology. PowerSkin™ is the trademarked name for Gecko’s fuel cell technology. As a result of our acquisition of Gecko, our combined technology is based on the culmination of work reflected in more than 125 patents (granted or pending) that collectively provide us with significant patent protection in planar fuel cells and the system and fuel blend technology used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.
          Our losses have resulted primarily from costs associated with product development and research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of stock awards to employees and third parties. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to stock awards, we expect to incur additional operating losses for the foreseeable future. See also, “Risk Factors” in Item 1A.
Results of Operations
     Year Ended December 31, 2006 versus 2005
          Revenues. We recorded $221,910 of revenues during the year ended December 31, 2006 compared with revenues of $416,902 in 2005, a decrease of $194,992. Revenues in both periods were earned from engineering and design. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.
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
          Cost of Revenues. We recorded cost of revenues of $217,802 during the year ended December 31, 2006, as compared with $382,318 for the year ended December 31, 2005, a decrease of $164,516. Cost of revenues during the development stage include the Product Development and Marketing expenses and Research and Development expenses associated with the revenues earned, as well as the costs associated with services or product deliveries.
          Product Development and Marketing Expense. Product development and marketing expenses for the year ended December 31, 2006 were $2,981,931 compared to $3,580,729 for the year ended December 31, 2005, a decrease of $598,798. The expenses decreased due to increased cost reimbursements under an increased number of government funded programs as compared to the prior year.
          General and Administrative Expense. General and administrative expenses were $3,894,577 for the year ended December 31, 2006 compared to $5,396,694 for the year ended December 31, 2005, a decrease of $1,502,117. The decrease was mainly the result of the non-recurrence of professional fees associated with strategic and financial transactions in the prior year.
          Non-Cash Charges. Non-cash charges were $3,536,083 for the year ended December 31, 2006 as compared to $3,519,991 for the year ended December 31, 2005, an increase of $16,092. We issued 138,150 and 155,724 shares of Series A Preferred Stock to Dow as part of the joint development agreement in 2006 and 2005, respectively. This resulted in a non-cash charge of $2,113,695 in 2006 and $2,413,722 in 2005 which was recorded as a product development expense. We also recorded $1,229,678 in 2006 and $1,079,269 in 2005 in non-cash charges for the issuance of stock awards to employees and non-employees, as well as board of directors.
          The following is a breakdown by function of non-cash charges as of December 31:

	2006	2005
Product development expense	$2,176,812	$2,556,423
General and administrative expense	1,336,731	920,499
Research and development expense	22,540	43,069

Total	$3,536,083	$3,519,991

          Depreciation and Amortization. Depreciation and amortization expense was $497,994 for the year ended December 31, 2006 compared to $291,649 for the year ended December 31, 2005, an increase of $206,345. This increase was mainly attributable to our decision to not maintain some of the patents in our portfolio valued at approximately $60,000 and amortization expense of $120,000 for the acquisition of Gecko’s intellectual property.
          Research and Development Expense. Research and development expenses were $902,273 for the year ended December 31, 2006 compared to $609,534 for the year ended December 31, 2005, an increase of $292,739. The increase is primarily due to one-time In-Process Research and Development charges of $400,000 related to the purchase of Gecko in December 2006. This was slightly offset by increased cost reimbursements under programs with the Department of Energy.
          Interest Expense. Net interest expense was $677,661 for the year ended December 31, 2006 compared to net interest expense of $1,623,118 for the year ended December 31, 2005, a decrease of $945,457. The decrease in net interest expense was caused mainly by reduced charges related to fewer conversions of convertible instruments into common stock during 2006 than in 2005. Interest expense is comprised of interest on the Series C Preferred Stock dividends, debenture principal, charges for beneficial conversion features, amortization of original issue discounts and issue costs on convertible debentures and preferred stock.
          The components of interest expense were as follows for the years ended December 31, 2006 and 2005 (in millions):

	2006	2005
Beneficial conversion feature (BCF)	$0.1	$0.2
Amortization of debt discount	0.2	0.9
Amortization of debt issue costs	0.1	0.4
Other interest, net	0.3	0.1

Total Interest Expense	$0.7	$1.6

          We expect a higher amount of conversions in 2007, which will result in higher interest expense.
          Benefit from Income Taxes. Benefit from income taxes was $550,647 for the year ended December 31, 2006 as compared to $386,692 in 2005. This benefit was derived from our participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain companies to transfer New Jersey net operating losses to other companies. The amount allowed for sale each year varies and cannot be accurately predicted. This program, if continued by the state in future years, may provide us with similar cash inflows each year if we continue to incur net operating losses.
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

          Depreciation and Amortization. Depreciation and amortization expense was $291,649 for the year ended December 31, 2005 compared to $516,172 for the year ended December 31, 2004, a decrease of $224,523. This decrease was mainly attributable to more assets becoming fully depreciated in fiscal 2005 than were added during the year.
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
Liquidity and Capital Resources
     General
          Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million for the issuance of redeemable Series C Preferred Stock. In May 2006, we received proceeds of $1.25 million in a private placement of Series B Preferred Stock. In February 2007, we received net proceeds of $6.0 million in a private placement of unsecured debentures.
          We believe that our current cash and cash equivalents and cash from our cost-sharing agreements will be sufficient to fund our operations through the first half of 2008. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot be assured that additional funding, if sought, will be available or will be on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.
     Convertible Debentures
          On November 8, 2005, we issued a $2.4 million secured convertible debenture with a maturity date of September 30, 2007. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we record a Beneficial Conversion Feature (“BCF”) if the unsecured debentures are converted into common stock at a discount. In 2006, we converted $1.95 million of the unsecured debentures in exchange for 1,352,462 shares of our common stock and recorded a BCF charge of $136,500 associated with the conversions. In January and February of 2007, we converted $300,000 of the unsecured debentures in exchange for 305,148 shares of our common stock and recorded a BCF charge of $21,000 associated with the conversion.
     Series C Preferred Stock
          On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement with such investors. Pursuant to the terms of the agreement, the investors paid $10 million in cash for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”). Each Series C share is convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option, and are junior to the Series A Preferred Stock and Series B Preferred Stock in liquidation preference. The Series C is subject to mandatory redemption by us three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital and is being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During 2006 and 2005, we recorded $208,339 and $593,844, respectively for the amortization of the discount. We amortize the financing fees incurred for the Series C transactions throughout the term of the Series C or as they are converted, whichever comes first.
          Under the Series C purchase agreement with the investors, we are required to restrict funds for future dividends to be paid with respect to the Series C. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. As of December 31, 2006, approximately $5.1 million of the Series C have been converted into 2,677,795 shares of our common stock and we have transferred $1,396,880 from the restricted cash account for the conversions that were executed.
          As of December 31, 2006 and 2005, we issued 303,710 and 54,117 shares valued at $397,686 and $109,128, respectively in satisfaction of the quarterly dividend payments with respect to Series C. Total dividends of $360,134 and $374,819, which include dividends paid in cash and common stock, were recorded as interest expense during the year ended December 31, 2006 and 2005, respectively, since the Series C was recorded as a liability.
          On February 15, 2007, we entered into agreements with each holder of Series C pursuant to which we agreed, between the date of such agreement and June 15, 2007, deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of our common stock over a four month period, at our option. As provided in the Certificate of Designations of the Series C, the closing sale price for our common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% in excess of the conversion price (if the applicable closing sale price is $1.25 or less), or 108% in excess of the conversion price (if the applicable closing sale price is greater than $1.25), in order for us to cause such conversion. As a result, these conversions would result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of our common stock on the date of the conversion.
Series A and Series B Preferred Stock
          On April 25, 2005, we consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A Preferred Stock (“Series A”) to Dow, each share of which was initially convertible into ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of our common stock on April 25, 2005.
          The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three-year term and each party may terminate the joint development arrangement under certain conditions. The joint development arrangement contemplates a series of four milestones designed to culminate in a commercially available product in military or consumer electronics applications. The milestones are focused on military and/or consumer electronics applications.
          Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of our Series B Preferred Stock (“Series B”) which is convertible into a number of shares of our common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of our Series B, Dow will also receive warrants to purchase a number of shares of our common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B. If Dow elects to purchase shares of our Series B, we will also issue to Dow additional shares of Series A at market value such that Dow will own a certain percentage of our capital stock as of the date of issuance as provided in the Dow Stock Purchase Agreement. If Dow elects not to purchase shares of our Series B upon completion of any milestone, we will issue to Dow a lesser number of additional shares of Series A at market value.
          On May 3, 2006, the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable warrants to purchase 178,571 shares of our common stock with an exercise price of $2.10 per share which was recorded as a discount to Series B for $159,227 based on the fair value of the warrants at the date of the issuance. Series B was initially convertible into ten shares of our common stock. The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at our option and are junior to Series A. In accordance with the joint development arrangement and achievement of the first milestone, we also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, we recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.
          Effective December 16, 2006, we entered into an agreement with Dow whereby Dow waived anti-dilution adjustments for a period of one year in exchange for a reduction in their exercise price of warrants from $2.10 to $1.25.
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
          In addition to the joint development program through July 2006, we acquired approximately 34.8% of the outstanding common stock of Gecko in exchange for $1.0 million in cash and a one-year commitment to provide services and facilities valued at $0.5 million based on direct expenses to be incurred by us throughout 2006.
          On December 29, 2006, the Company through M.C.E. Venture, L.L.C. (“MCE”), a wholly owned subsidiary of Millennium Cell, entered into an agreement to acquire the remaining 65.2% of common stock of Gecko (“the Acquisition”). Under the terms of the agreement, each selling stockholder received 1,000,000 shares (2,000,000 shares total) of our common stock.
          Upon the Acquisition, MCE’s name was changed to Gecko Energy Technologies, LLC (“Gecko LLC”). The former president and chief operating officer of Gecko were named the president and the chief operating officer of Gecko LLC, pursuant to employment agreements they each entered into with Gecko LLC on December 29, 2006, in connection with the Acquisition (the “Employment Agreements”). The Employment Agreements have the same material terms as the Employment Agreements had with Gecko prior to the Acquisition, and provide for a base salary of $144,000 per year for each officer. In addition, the vesting of certain restricted stock awards that we had granted to the former president and chief operating officer (75,000 shares each) under consulting agreements that existed prior to the Acquisition were accelerated as a result of the Acquisition.
          Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the acquisition:

Cash	$79,461
Plant and equipment	58,999
Intangibles	2,705,136

Total assets acquired	2,843,596

Less: Current liabilities assumed	189,418

Net assets acquired	$2,654,178

     Convertible Debentures
          On February 16, 2007, we privately sold to six institutional and accredited investors $6,000,000 aggregate principal amount of our unsecured convertible debentures due 2009 (“the 2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Interest will accrue on the 2007 Debentures at the prime rate (currently 8.25%) and is payable on a quarterly basis in shares of common stock or, if the company satisfies certain conditions, it may elect to pay interest in cash. The 2007 Debentures are convertible into shares of common stock at an initial conversion price of $1.42 and, under certain circumstances, at a conversion price equal to 91% of the volume weighted average price of the common stock for the ten consecutive trading days preceding the applicable notice of conversion. The discounted portion of these conversions would result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”).

          In connection with this private sale, we also entered into a registration rights agreement with the investors under which we agreed to file a registration statement to register under the Securities Act the resale of the shares underlying the 2007 Debentures (including any shares issued as payment of interest) and the warrants. If we do not file the registration statement with the SEC within 45 days of the closing or if the registration statement is not effective by the 120th day after the closing, we agreed to pay the investors liquidated damages (for each 30 days period in which we fail to file the registration statement or such registration statement is not effective, as applicable) in an amount equal to 1.5% of the aggregate purchase price for the 2007 Debentures. The terms of the Securities Purchase Agreement, the 2007 Debentures, the warrants and the Registration Rights Agreement are summarized in our Current Report on Form 8-K, filed with the SEC on February 16, 2007.
          This private placement was made in reliance upon the exemption from registration provided for in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. Each purchaser represented to us in the Securities Purchase Agreement that it is an accredited investor, as defined by Rule 501 promulgated under the Securities Act, and certificates representing the 2007 Debentures and the warrants contain appropriate legends to reflect the restrictions on transfer imposed by the Securities Act.
     Sources and Uses of Cash
          As of December 31, 2006, we had $4,358,040 in cash and cash equivalents and restricted cash of $1,020,812. Cash used in operations totaled $7,265,437, $8,356,591 and $7,271,862 in 2006, 2005 and 2004, respectively, and related to funding our net operating losses.
          Excluding changes in restricted cash, investing activities used cash of $1,363,479, $194,286 and $143,642 in 2006, 2005 and 2004, respectively. Investing activities in 2006 consisted mainly of our acquisition of Gecko, while in 2005 and 2004, consisted of mainly patent registration costs. Restricted cash is comprised of $0.4 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement. These funds will not be available for use in operations until the letters of credit have been reduced or terminated. The $0.4 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.
     Off-Balance Sheet Arrangements
          We had no off-balance sheet arrangements as of December 31, 2006.
     Commitments and Contingencies
          In April 2001, we amended our main operating lease for our facility to provide for additional space for our principal operating offices and laboratories. The amended lease will expire in 2008 and contains options to renew for an additional eight years, and will require us to pay our allocated share of taxes and operating costs in addition to the annual base rent payment. Future minimum annual lease commitments, excluding estimated allocated taxes and maintenance under the amended operating leases, are noted below.
          In connection with the amended lease agreement, we issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. We collateralized the letter of credit with a portion of our cash and classified the letter of credit as Restricted Cash. The funds used for collateral will not be available for use in operations.
          Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in June 2001, escalates from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2006, we have repaid approximately $70,611 and an additional $13,197 was paid in the first quarter of 2007.

          The contractual obligations discussed above are outlined in the following table:

	Payment due in fiscal years
	Contractual
	Obligations
	Total	2007	2008	2009		2010	2011
Operating lease – Facility	$928,260	$484,310	$443,950	$		$—	$—
Refundable grant obligation	156,329	13,197	—		—	143,132	—
Redeemable Series C Preferred Stock (1)	4,712,750	2,356,375	2,356,375			—	—
Convertible unsecured debentures (1)	449,988	449,988	—		—	—	—
2007 Debentures (1)	6,000,000	—	—		6,000,000	—	—
Total	$12,247,327	$3,303,870	$2,800,325		$6,000,000	$143,132	$—

(1)	Redeemable Series C Preferred Stock, convertible unsecured debentures and 2007 Debentures are convertible into common stock or can be satisfied with cash.
          We received net proceeds from the sale of New Jersey net operating losses (NOLs) in conjunction with the New Jersey Emerging Technology and Biotechnology Financial Assistance Program of $550,647, $386,692 and $410,726 in 2006, 2005 and 2004, respectively. This program allows certain companies to apply to transfer New Jersey NOLs to other companies. This program, if continued by the state in future years, may provide us with similar cash inflows if we continue to incur NOLs.
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
          We regard an accounting estimate underlying our financial statements as a “critical accounting estimate” if the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time of estimation and if different estimates that reasonably could have been used in the current period, or changes in the estimate that are reasonably likely to occur from period to period, would have had a material effect on the presentation of financial condition, changes in financial condition, or results of operations.
          Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. Our management has discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, convertible debt and stock options described below fit the definition of “critical accounting estimates.”
     Revenue Recognition
          Our near-term revenues will be derived substantially from contracts that require the Company to deliver hydrogen generation or fuel cell technology, management services, system design and prototype systems and licensing of technology for test and evaluation. Revenues are recognized in the period in which the technology is delivered or licensed revenue is earned.
     Convertible Debt
          We account for the issuance and conversion of convertible debt in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” As a result, we have and will record original issue discounts to the extent the fair value of the debt is below the face value of the instrument and amortize the discount over the life of the instrument. To the extent conversions of debt into common stock are made prior to the maturity date of the instrument, we will record as interest expense a ratable proportion of the discount associated with the face value of the debt converted.
          We account for issuances of convertible debt in accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF No. 00-27”), and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF No. 98-5”). As a result of certain conversion price discounts included within our outstanding debt instruments, we will record interest expense resulting from BCFs as described under the caption “Liquidity and Capital Resources” above.
     Stock Based Compensation
          We sponsor a stock-based compensation plan pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. Through the year ended December 31, 2005, we followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants, as all options have been granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
          Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under that transition method, compensation expense is now recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods have not been restated.
          The grant-date fair value of stock awards is based upon the underlying price of the stock on the date of grant. The grant-date fair value of stock option awards must be determined using an option pricing model. Option pricing models require the use of estimates and assumptions as to (a) the expected term of the option, (b) the expected volatility of the price of the underlying stock, (c) the risk-free interest rate for the expected term of the option and (d) pre-vesting forfeiture rates. For stock options granted, the Company uses the Black-Scholes option pricing formula for determining the grant-date fair value of such awards.
          The expected term of the option is based upon the contractual term and expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of our stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. Pre-vesting forfeiture rates are estimated based upon past voluntary termination behavior and past option forfeitures.
          The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31:

	2006	2005	2004
Expected stock price volatility	.80	.89	.57
Risk free interest rate(s)	4.89%	4.45%	3.48%
Expected life of options (years)	10.0	5.0	5.0
          Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

          As of December 31, 2006, there was $0.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of two years.
Impact of Recently Issued Accounting Standards
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a material impact on the consolidated financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our consolidated financial statements.
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
          Our system’s ability to produce energy depends on the availability of sodium borohydride, which has a limited commercial use and is not manufactured in vast quantities. There are currently only two major manufacturers of sodium borohydride and there can be no assurance that the high cost of this specialty chemical will be reduced. Once we commence full operations in the future, we may need to enter into long-term supply contracts to protect against price increases of sodium borohydride. As a result, we may be subject to commodity price risk in the future and there can be no assurance that we will be able to enter into agreements to protect against such risk.
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
Item 9B. Other Information.
None.
Item 10. Directors, Executive Officers and Corporate Governance.
          Information regarding Section 16(a) compliance, the Audit Committee, our Code of Conduct and background of the directors appearing under the captions “Election of Directors,” “Corporate Governance,” “Security Ownership of Principal Stockholders and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 annual meeting of stockholders is hereby incorporated by reference.
Item 11. Executive Compensation.
          Information regarding executive compensation appearing under the captions “Compensation Discussion and Analysis” (except for the Compensation Committee Report included therein which shall be furnished and not filed), “Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Outstanding Equity Awards at 2006 Fiscal Year End” and “Executive Compensation” in the Company’s Proxy Statement for the 2007 annual meeting of stockholders is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          Information regarding the security ownership of certain beneficial owners and management appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for the 2007 annual meeting of stockholders is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” and “Independent Directors” in our Proxy Statement for the 2007 annual meeting of stockholders is hereby incorporated by reference.
Item 14. Principal Accountant Fees & Services.
          Information appearing under the captions “Fees Paid to the Company’s Auditors” in our Proxy Statement for the 2007 annual meeting of stockholders is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report
1. Financial Statements
The financial statements and notes are included herein commencing on page F-1 of this report.
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

Exhibit
No.		Description
2.1†	—	Certificate of Conversion of Millennium Cell LLC to Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

2.2†	—	Agreement and Plan of Merger dated December 29, 2006, by and among Millennium Cell Inc., M.C.E. Venture, LLC, Gecko Energy Technologies, Inc., Ronald J. Kelley and Steven D. Pratt (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 8, 2007).

3.1†	—	Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

3.2†	—	By-Laws of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

3.3†	—	Certificate of Amendment to Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

3.4†	—	Certificate Eliminating Reference to the Series A Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed on May 13, 2002)

3.5†	—	Certificate of Amendment of Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q filed on May 13, 2002)

3.6†	—	Designations of Preferences, Limitations, and Relative Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

3.7†	—	Designations of Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

3.8†	—	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

Exhibit
No.		Description
3.9†	—	Designations of Preferences, Limitations, and Relative Rights of Series A2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to Registration Statement No. 333-126418 on Form S-3 filed on July 6, 2005)

3.10†	—	Certificate of Amendment to the Designations of Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to Registration Statement No. 333-126418 on Form S-3 filed on July 6, 2005)

3.11†	—	Certificate of Designations, Preferences and Rights of Series C2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 to Registration Statement No. 333-126418 on Form S-3 filed on July 6, 2005)

3.12†	—	Certificate Eliminating Reference to the Series A Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.12 to the Annual Report on Form 10-K filed on March 29, 2006)

3.13†	—	Certificate Eliminating Reference to the Series C Convertible Preferred Stock from the Certificate of Incorporation of Millennium Cell Inc. (incorporated by reference to Exhibit 3.13 to the Annual Report on Form 10-K filed on March 29, 2006)

3.14*	—	Certificate of Amendment to the Certificate of Incorporation of Millennium Cell Inc. dated May 9, 2006.

3.15†	—	Certificate of Correction to the Designations of Preferences, Limitations, and Relative Rights of Series A2 Convertible Preferred Stock dated July 25, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 25, 2006).

4.1†	—	Specimen stock certificate representing the Registrant’s Common Stock (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

4.2†	—	First Warrant to Purchase 224,014 shares of Common stock dated June 19, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 26, 2002)

4.3†	—	First Warrant to Purchase 44,803 shares of Common Stock dated June 19, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 26, 2002)

4.4†	—	Closing Warrant No. 1 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.1 to the Annual Report on Form 10-K filed on March 17, 2003)

4.5†	—	Closing Warrant No. 2 to purchase 73,599 shares of Common Stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.2 to the Annual Report on Form 10-K filed on March 17, 2003)

4.6†	—	First Warrant to purchase 242,678 shares of Common Stock dated December 26, 2002 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on March 17, 2003)

4.7†	—	Form of Warrant issuable to The Dow Chemical Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 28, 2005)

4.8†	—	Form of Warrant to Purchase Common Stock dated April 25, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

4.9†	—	Warrant to purchase 178,571 shares of Common Stock dated May 30, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 30, 2006)

4.10†	—	Form of Convertible Debenture Due on September 30, 2007 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2005)

4.11†	—	Warrant to purchase 195,000 shares of Common Stock dated April 25, 2005 (incorporated by reference to Exhibit 4.10 to the Current Report on Form 10-K filed on March 29, 2006)

Exhibit
No.		Description
4.12†	—	Form of Warrant to Purchase Common Stock dated February 16, 2007 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K filed on February 16, 2007).

4.13†	—	Form of Convertible Debenture Due on February 16, 2009 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 16, 2007).

10.1†	—	Agreement for Recoverable Grant Award, dated as of April 1999, by and between State of New Jersey Commission on Science and Technology and Millennium Cell LLC (incorporated by reference to Exhibit the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.2†	—	Amended and Restated Millennium Cell Inc. 2000 Stock Option Plan, Amended effective December 1, 2001 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 25, 2002)

10.3†	—	Securities Purchase Agreement dated as of June 19, 2002 between the Company and the Purchasers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 26, 2002)

10.4†	—	Registration Rights Agreement dated as of June 19, 2002 between the Company and the Purchasers (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on June 26, 2002)

10.5†	—	Securities Purchase Agreement dated as of October 31, 2002 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-101061 on Form S-3 filed on November 7, 2002)

10.6†	—	Registration Rights Agreement dated as of October 31, 2002 among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-101061 on Form S-3 filed on November 7, 2002)

10.7†	—	Securities Purchase Agreement dated as of November 8, 2002 Company and Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2002)

10.8†	—	Registration Rights Agreement dated as of November 8, 2002 between the Company and Ballard Power Systems, Inc. (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on November 14, 2002)

10.9†	—	Change-in-Control Agreement between the Company and Adam Briggs dated as of July 28, 2004 and Schedule of Other Change-in-Control Agreements. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on March 29, 2006)

10.10†	—	Securities Purchase Agreement dated as of January 16, 2004 between the Company and the purchaser named therein. (incorporated by reference to Exhibit 10.24 to Registration Statement No. 333-112519 on Form S-3 filed on February 5, 2004)

10.11†	—	Registration Rights Agreement dated as of January 16, 2004 between the Company and the purchaser named therein. (incorporated by reference to Exhibit 10.25 to Registration Statement No. 333-112519 on Form S-3 filed on February 5, 2004)

10.12†	—	Employment Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 28, 2004)

10.13†	—	Restricted Stock Grant Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 28, 2004)

10.14†	—	Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and DKRW Energy LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 28, 2004)

Exhibit
No.		Description
10.15†	—	Employment Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2005)

10.16†	—	Restricted Stock Grant Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2005)

10.17†	—	Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and DKRW Energy LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 12, 2005)

10.18†	—	Stock Purchase Agreement, dated February 28, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2005)

10.19†	—	Amendment No. 1, dated as April 25, 2005, to Stock Purchase Agreement by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

10.20†	—	Registration Rights Agreement, dated as April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 26, 2005 (first filing))

10.21†	—	Investor Rights Agreement, dated April 25, 2005, by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 28, 2005)

10.22†	—	Securities Purchase Agreement, dated April 20, 2005, by and among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.23†	—	Registration Rights Agreement, dated April 20, 2005, by and among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.24†	—	Form of Voting Agreement, dated April 25, 2005, by and among Millennium Cell Inc. and the stockholders name therein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.25†	—	Security Agreement, dated April 25, 2005, by Millennium Cell Inc. in favor of Portside Growth & Opportunity Fund, as collateral agent for the Buyers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.26†	—	Account Control Agreement, dated April 25, 2005, by and among Millennium Cell Inc., Portside Growth & Opportunity Fund, as agent for the Buyers, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

10.27†	—	Joint Development Agreement, dated February 15, 2006, by and between Millennium Cell Inc. and Gecko Energy Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 15, 2006)

10.28†	—	Stock Purchase Agreement, dated as of February 15, 2006, by and between Millennium Cell Inc., and Gecko Energy Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 15, 2006)

10.29†	—	Stockholders Agreement, dated as of February 15, 2006, by and among Millennium Cell Inc., Gecko Energy Technologies, Inc., Ronald J. Kelley, and Steven D. Pratt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 15, 2006)

10.30†	—	Amendment No. 2, dated as of May 30, 2006, to Stock Purchase Agreement by and between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2006)

Exhibit
No.		Description
10.31†	—	Amendment No. 1, dated as of May 30, 2006, to the Joint Development Agreement between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 30, 2006)

10.32†	—	Employment Agreement, dated as of June 22, 2006, between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2006)

10.33†	—	Restricted Stock Grant Agreement, dated as of June 22, 2006, between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 22, 2006)

10.34†	—	Form of Change in Control Agreement of Millennium Cell Inc., dated as of September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2006)

10.35†	—	Amendment to Unsecured Convertible Debentures of Millennium Cell Inc., dated as of March 16, 2007, between Millennium Cell Inc. and the Majority Holders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on March 19, 2007)

10.36†	—	Securities Purchase Agreement dated February 15, 2007, among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2007).

10.37†	—	Registration Rights Agreement dated February 15, 2007 among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2007).

10.38†	—	Voting Agreement dated February 15, 2007 by and among Millennium Cell Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2007).

10.39†	—	Employment Agreement between Ronald J. Kelley and Gecko Energy Technologies, LLC, dated December 29, 2006 (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.40†	—	Employment Agreement between Ronald J. Kelley and Gecko Energy Technologies, LLC, dated December 29, 2006 (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.41†	—	IP Assignment Agreement dated December 29, 2006, by Gecko Energy Technologies, Inc., Ronald J. Kelly and Steven D. Pratt in favor of M.C.E. Venture, L.L.C. (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.42†	—	Target Termination Agreement dated December 29, 2006, by and among Millennium Cell Inc., Ronald J. Kelley and Steven D. Pratt (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.43†	—	Consulting Termination Agreement dated December 29, 2006, by and among Millennium Cell Inc., Ronald J. Kelley and Steven D. Pratt (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

23.1*	—	Consent of Ernst & Young.

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

†	Previously filed.

*	Filed herewith.

          The Company will furnish, without charge, to a security holder upon request a copy of the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.
          (b) Reports on Form 8-K
          The following reports were filed under Form 8-K during the last quarter of the period covered by this report:

Date Filed or
Furnished	Item No.	Description
October 30, 2006	Item 2.02	Millennium Cell Inc. issued a press release to report its financial results for the quarter ending, September 30, 2006.

December 15, 2006	Item 5.02, Item 7.01	Resignation of Richard L. Sandor as a director and the election of L.J. Evans, Jr. as a director; Regulation FD disclosure in connection with a potential private placement of convertible debentures.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CELL INC.
By:	/s/ H. DAVID RAMM
H. David Ramm
Chief Executive Officer

Date: March 30, 2007
          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. DAVID RAMM	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007
H. David Ramm

/s/ JOHN D. GIOLLI John D. Giolli	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

/s/ G. CHRIS ANDERSEN	Director	March 30, 2007
G. Chris Andersen

/s/ KENNETH R. BAKER	Director	March 30, 2007
Kenneth R. Baker

/s/ ALEXANDER MACLACHLAN	Director	March 30, 2007
Alexander MacLachlan

/s/ PETER A. MCGUIGAN Peter A. McGuigan	Director	March 30, 2007

/s/ ZOLTAN MERSZEI	Director	March 30, 2007
Zoltan Merszei

/s/ JAMES L. RAWLINGS	Director	March 30, 2007
James L. Rawlings

/s/ HIDEO ITO	Director	March 30, 2007
Hideo Ito

/s/ L.J. EVANS	Director	March 30, 2007
L.J. Evans

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Millennium Cell Inc.
We have audited the accompanying consolidated balance sheets of Millennium Cell Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years then ended, and for the period of January 1, 1999 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 123R, “Share Based Payments”, applying the modified prospective method at the beginning of fiscal 2006.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Cell Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years then ended, and for the period January 1, 1999 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
New York, New York
March 12, 2007

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,358,040	$11,675,877
Restricted cash	174,045	373,868
Accounts receivable – trade	75,000	36,808
Accounts receivable – government	523,878	112,462
Prepaid expenses	133,992	237,867
Deferred financing costs	92,532	102,270

Total current assets	5,357,487	12,539,152

Property and equipment, net	307,257	450,138
Intangibles, net	3,280,257	654,876
Restricted cash	846,767	1,208,191
Deferred financing costs	29,407	136,360
Security deposits	45,676	45,676

	$9,866,851	$15,034,393

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$352,480	$521,615
Accrued expenses	1,016,198	893,868
Short-term portion of capital lease obligation	—	6,173
Short-term portion of refundable grant obligation	13,197	49,611
Deferred compensation	116,273	101,050
Convertible unsecured debentures	449,988	2,399,988
Short-term portion of redeemable Series C preferred stock, net of discount	2,356,375	—
Deferred revenue	113,153	—

Total current liabilities	4,417,664	3,972,305

Redeemable Series C preferred stock, net of discount	2,356,375	5,035,416
Refundable grant obligation	143,132	156,329

Commitments and contingencies

Stockholders’ equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 293,874 and 155,724 issued and outstanding as of December 31, 2006 and 2005, respectively	4,527,417	2,413,722
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 71,429 issued and outstanding as of December 31, 2006	1,090,773	—
Common stock, $.001 par value; authorized 120,000,000 shares and 51,401,215 and 46,454,375 shares issued and outstanding as of December 31, 2006 and 2005, respectively	51,401	46,454
Additional paid-in capital	105,486,561	99,942,349
Deferred compensation	—	(596,296)
Deficit accumulated during development stage	(108,206,472)	(95,935,886)

Total stockholders’ equity	2,949,680	5,870,343

	$9,866,851	$15,034,393

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year	Cumulative
	Ended	Ended	Ended	Amounts
	December 31,	December 31,	December 31,	From
	2006	2005	2004	Inception
Revenue	$221,910	$416,902	$198,474	$2,023,537
Cost of revenue	217,802	382,318	198,474	1,898,102

Gross margin	4,108	34,584	—	125,435

Product development and marketing	2,981,931	3,580,729	3,396,469	26,555,035
General and administrative	3,894,577	5,396,694	4,262,066	29,507,042
Restructuring expense	—	—	—	104,982
Non-cash charges	3,536,083	3,519,991	796,286	32,292,087
Depreciation and amortization	497,994	291,649	516,172	3,485,006
Research and development	902,273	609,534	474,609	10,098,529

Total operating expenses	11,812,858	13,398,597	9,445,602	102,042,681

Loss from operations	(11,808,750)	(13,364,013)	(9,445,602)	(101,917,246)

Interest expense, net	(677,661)	(1,623,118)	(1,770,102)	(4,751,953)
Equity in losses of affiliates	(334,822)	—	—	(1,190,900)

Loss before income taxes	(12,821,233)	(14,987,131)	(11,215,704)	(107,860,099)

Benefit from income taxes	550,647	386,692	410,726	1,804,508

Net loss	(12,270,586)	(14,600,439)	(10,804,978)	(106,055,591)

Preferred stock amortization	—	—	—	(2,150,881)
Series B dividends	(44,384)	—	—	(44,384)

Net loss applicable to common stockholders	$(12,314,970)	$(14,600,439)	$(10,804,978)	$(108,250,856)

Loss per share — basic and diluted	$(.25)	$(.34)	$(.29)	$(3.28)

Weighted — average number of shares outstanding	49,295,487	43,405,306	37,226,377	33,023,564

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional					Total
	Common Stock		Paid-in	Deferred	Series A	Series B	Accumulated	Stockholder’s
	Shares	Amount	Capital	Compensation	Preferred	Preferred	Deficit	Equity
Balance at December 31, 2003	35,029,052	35,029	77,784,952	(358,427)	—	—	(70,530,469)	6,931,085
Issuance of common stock in private placement transactions	3,162,034	3,162	5,296,839	—	—	—	—	5,300,001
Beneficial conversion feature on private placement transactions	—	—	497,757	—	—	—	—	497,757
Issuance of stock for deferred financing costs	377,846	378	813,445	—	—	—	—	813,823
Issuance of common stock from exercise of options	115,532	115	345,208	—	—	—	—	345,323
Common stock under deferred compensation plan	—	—	(27,216)	169,622	—	—	—	142,406
Issuance of stock for interest payments	90,671	91	142,426	—	—	—	—	142,517)
Issuance of common stock to Board of Directors	126,817	127	226,751	—	—	—	—	226,878
Issuance of stock for merit program	51,800	52	130,996	—	—	—	—	131,048
Issuance of stock for executive compensation	100,000	100	199,900	—	—	—	—	200,000
Issuance of common stock for 401(k)	60,211	60	103,712	—	—	—	—	103,772
Non-cash compensation charges for issuance of stock options	—	—	148,709	—	—	—	—	148,709

Net loss	—	—	—	—	—	—	(10,804,978)	(10,804,978)

Balance at December 31, 2004	39,113,963	$39,114	$85,663,479	$(188,805)	$—	—	(81,335,447)	$4,178,341

Issuance of common stock in private placement transactions	5,625,205	5,625	9,918,373	—	—	—	—	9,923,998
Beneficial conversion feature on private placement transactions	—	—	168,000	—	—	—	—	168,000
Issuance of stock for deferred financing costs	52,477	53	62,447	—	—	—	—	62,500
Issuance of common stock from exercise of options	120,288	120	288,571	—	—	—	—	288,691
Common stock under deferred compensation plan	—	—	—	127,181	—	—	—	127,181
Issuance of stock for interest payments	178,829	179	297,215	—	—	—	—	297,394
Issuance of common stock to Board of Directors	138,485	138	219,148	—	—	—	—	219,286
Issuance of stock for warrants	589,376	589	883,475	—	—	—	—	884,064
Issuance of stock for executive compensation	50,000	50	85,450	—	—	—	—	85,500
Issuance of common stock for 401(k)	110,952	111	163,920	—	—	—	—	164,031
Issuance of restricted stock for merit awards	474,800	475	1,044,085	(1,044,560)	—	—	—	—

			Additional					Total
	Common Stock		Paid-in	Deferred	Series A	Series B	Accumulated	Stockholder’s
	Shares	Amount	Capital	Compensation	Preferred	Preferred	Deficit	Equity
Vesting of restricted stock awards	—	—	—	417,824	—	—	—	417,824
Amortization of restricted stock awards	—	—	—	125,347	—	—	—	125,347
Warrants issued in connection with Series C preferred stock	—	—	1,021,928	—	—	—	—	1,021,928
Issuance of Series A preferred stock, 155,724 shares issued	—	—	—	—	2,413,722	—	—	2,413,722
Deferred compensation plan	—	—	—	(33,283)	—	—	—	(33,283
Non-cash compensation charges for issuance of stock options	—	—	126,258	—	—	—	—	126,258

Net loss	—	—	—	—	—	—	(14,600,439)	(14,600,439

Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	$(596,296)	$2,413,722	$—	(95,935,886)	$5,870,343

(continued)

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)

			Additional					Total
	Common Stock		Paid-in	Deferred	Series A	Series B	Accumulated	Stockholder’s
	Shares	Amount	Capital	Compensation	Preferred	Preferred	Deficit	Equity
Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	(596,296)	$2,413,722	—	$(95,935,886)	$5,870,343
Reclassification of unearned stock compensation in connection with adoption SFAS 123R	—	—	(596,296)	596,296	—	—	—	—
Beneficial conversion feature on private placement transactions	—	—	136,500	—	—	—	—	136,500
Issuance of common stock from conversion of debentures and Series C preferred stock	1,706,955	1,707	2,480,293	—	—	—	—	2,482,000
Issuance of restricted stock for consulting	200,000	200	(200)	—	—	—	—
Issuance of stock for interest payments	303,710	304	397,382	—	—	—	—	397,686
Issuance of common stock to Board of Directors	152,994	153	199,137	—	—	—	—	199,290
Stock compensation expense	—	—	1,116,667	—	—	—	—	1,116,667
Issuance of restricted stock for executive compensation	50,000	50	(50)	—	—	—	—	—
Issuance of common stock for 401(k)	154,314	154	252,546	—	—	—	—	252,700
Issuance of restricted stock for merit awards	465,400	465	(465)	—	—	—	—	—
Series B preferred dividends	—	—	(44,384)	—	—	—	—	(44,384)
Payment for retirement of warrants	—	—	(400,000)	—	—	—	—	(400,000)
Issuance of Series A preferred stock, 138,150 shares issued	—	—	—	—	2,113,695	—	—	2,113,695
Issuance of Series B preferred stock,71,429 shares issued	—	—	—	—	—	1,250,000	—	1,250,000
Warrants issued in connection with Series B preferred stock	—	—	159,227	—	—	(159,227)	—	—
Deferred compensation plan	(86,533)	(86)	(34,145)	—	—	—	—	(34, 231)
Acquisition of Gecko	2,000,000	2,000	1,878,000	—	—	—	—	1,880,000
Net loss	—	—	—	—	—	—	(12,270,586)	(12,270,586)

Balance at December 31, 2006	51,401,215	$51,401	$105,486,561	$—	$4,527,417	$1,090,773	$(108,206,472)	$2,949,680

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended	Cumulative
	December 31,	December 31,	December 31,	Amounts From
	2006	2005	2004	Inception
Operating activities
Net loss	$(12,270,586)	$(14,600,439)	$(10,804,978)	$(106,055,591)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	497,994	291,649	516,172	3,485,006
Amortization of discount on unsecured debentures	209,334	856,509	773,623	2,788,163
Amortization of deferred financing costs	116,691	429,507	367,932	1,510,774
Non-cash interest charges	272,377	297,394	142,517	712,288
Beneficial conversion feature on PIPE financing	136,500	168,000	497,757	2,159,082
Losses on investment in affiliate	334,822	—	—	1,190,900
Non-cash charges	3,536,083	3,519,991	796,286	32,292,087
Changes in operating assets and liabilities:
Accounts receivable	(449,608)	296,980	(405,006)	(598,878)
Prepaid expenses and other assets	103,875	23,600	3,993	(179,667)
Accounts payable and accrued expenses	133,928	445,218	754,842	2,425,165
Deferred revenue	113,153	(85,000)	85,000	2,513,141

Net cash used in operating activities	(7,265,437)	(8,356,591)	(7,271,862)	(57,757,530)

Investing Activities
Purchase of property and equipment	—	—	(97,585)	(2,885,446)
Patent registration costs	(199,940)	(194,286)	(46,057)	(1,102,507)
Acquisition of Gecko, net of cash acquired	(1,163,539)	—	—	(1,163,539)
Investment in affiliate	—	—	—	(856,078)
Decrease/(increase) in restricted cash	561,247	1,452,963	(36,642)	(1,020,811)

Net cash (used in) provided by investing activities	(802,232)	1,258,677	(180,284)	(7,028,381)

Financing activities
Proceeds from sale of common stock	—	1,172,755	345,324	39,394,207
Underwriting and other expenses of initial public offering	—	—	—	(3,669,613)
Proceeds from issuance of debentures	—	—	9,428,806	21,428,806
Proceeds from Series B preferred stock	1,250,000	—	—	1,250,000
Proceeds from redeemable Series C preferred stock	—	10,000,000	—	10,000,000
Deferred financing costs	—	(583,272)	(79,077)	(1,281,656)
Capital lease obligation payments	(6,173)	(33,532)	(29,240)	(86,184)
Payment for retirement of warrants	(400,000)	—	—	(400,000)
Proceeds from capital contribution	—	—	—	500,000
Payment of note payable	—	—	—	(250,000)
Series B dividends paid	(44,384)			(44,384)
(Payments)/proceeds from grant	(49,611)	—	—	156,329
Proceeds from sale of preferred stock	—	—	—	2,146,446

Net cash provided by financing activities	749,832	10,555,951	9,665,813	69,143,951

Net increase (decrease) in cash and cash equivalents	(7,317,837)	3,485,037	2,213,667	4,358,040
Cash and cash equivalents, beginning of period	11,675,877	8,217,840	6,004,173	—

Cash and cash equivalents, end of period	$4,358,040	$11,675,877	$8,217,840	$4,358,040

Supplemental Cash Flow Data:
Please see Note 3 for more information.
See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
          Millennium Cell Inc. (the “Company”), was incorporated on December 17, 1998 and organized on January 1, 1999 (inception). The Company is a development stage company, as defined in Statement of Financial Accounting Standards No.7, “Accounting and Reporting by Development Stage Enterprises.” The Company is focused on commercialization of hydrogen batteries for use primarily in portable electronic devices for the military, medical, industrial and consumer markets. These hydrogen batteries offer runtime, weight, safety and cost advantages in an attractive form factor versus traditional batteries. Millennium Cell is developing this technology in partnership with corporate and government entities.
Note 2 — Significant Accounting Policies
     Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and.M.C.E. Venture, L.L.C (“MCE”), a wholly owned subsidiary of Millennium Cell. On December 29, 2006, MCE acquired Gecko Energy Technologies, Inc. (“Gecko”). MCE’s name was formally changed to Gecko Energy Technologies, LLC (“Gecko LLC”). All significant inter-company transactions and accounts have been eliminated.
     Cash and Cash Equivalents
          The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.
     Accounts Receivable
          Accounts receivable — trade represents amounts due from customers. Accounts receivable - government represents amounts due under the Company’s cost-sharing programs.
     Concentration of Credit Risk
          Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments, trade receivables and government receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company’s limited customer base increases its concentrations of credit risk with respect to trade and government receivables. The Company routinely assesses the financial strength of its customers.
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

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Intangible Assets
          The Company’s intangible assets consist of the intellectual property acquired by the Company on December 29, 2006 and patents and licenses. The intellectual property is amortized on a straight-line basis over the estimated useful life of 5 years. The costs associated with obtaining patents and licenses are capitalized as incurred and are amortized on a straight-line basis over their estimated useful lives of 10 to 17 years unless the asset is determined to be impaired. Amortization of such costs begins once the patent has been issued. The Company evaluates the recoverability of its intellectual property and patents when events and circumstances indicate that the assets might be impaired and the undiscounted estimated cash flows to be generated by the related assets are less than the carrying amount of those assets.
     Restricted Cash
          Cash that is pledged as collateral under the Company’s amended facilities lease agreement and restricted funds for future dividends on the Redeemable Series C Preferred Stock (“Series C”) is classified as restricted cash on the consolidated balance sheet.
     Revenue Recognition
          Revenues over the past three fiscal years were derived primarily from engineering and design services. While in the development stage, the Company’s revenue is expected to fluctuate from year to year with the timing of prototype development and design services.
          The Company’s near term revenues will be derived substantially from contracts that require the Company to deliver engineering, design and management services, fuel cell and hydrogen battery technology, prototype systems and licensing of technology. Revenues are recognized in the period in which the services are performed, technology and/or prototype is delivered or licensed revenue is earned.
     Cost-Sharing Programs
          The Company participates in a number of government programs which provide the Company with funding to offset the costs of product development and research. As the Company’s full costs are not billable under these programs, the billable costs are shown as reductions of operating expenses in the accompanying consolidated statements of operations in the period in which the costs are incurred on a time and materials basis.
The following table is a breakdown of the reduction of operating expenses as a result of the cost-sharing programs, by function for the year ended December 31:

	2006	2005	2004
Product development expense	$996,549	$141,743	$233,629
General and administrative expense	355,797	293,252	229,033
Research and development expense	688,595	605,103	745,446

Total	$2,040,941	$1,040,098	$1,208,108

     Product Development and Marketing Costs
          Product development and marketing costs are expensed as incurred.
     Research and Development Costs
          Research and development costs are expensed as incurred.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock-Based Compensation
          The Company sponsors a stock-based compensation plan pursuant to which non-qualified stock options and restricted stock awards are granted to eligible employees. These plans are described more fully in Note 11.
          Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for stock option grants that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a prospective basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.
     Income Taxes
          The Company is subject to state and federal income taxes and accounts for income taxes under the liability method. Accordingly, net deferred tax assets and an offsetting valuation allowance of $36,420,000 and $33,609,000 at December 31, 2006 and 2005, respectively, have been recorded due to the uncertainty regarding the realization of such deferred tax assets. The significant items giving rise to the deferred income taxes were primarily tax loss and credit carryforwards and depreciation.
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
     Earnings Per Share
          Basic earnings per share (“EPS”) are computed by dividing income available to common stockholders by the weighted-average number of common shares actually outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All such securities were anti-dilutive for all periods presented.
          In accordance with EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument. The Company’s convertible debentures and Series C Preferred Stock are contingently convertible debt instruments that are potentially convertible into approximately 5,446,000, 4,600,000 and 3,700,000 shares of common stock at December 31, 2006, 2005 and 2004, respectively. These contingently convertible shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2006, 2005 and 2004, respectively, as their effects would have been anti-dilutive. Please see Notes 9 and 10 for more information.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Options to purchase 3,911,655, 3,994,769 and 4,017,191 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2006, 2005 and 2004, respectively, as their effects would have been anti-dilutive. Please see Note 11 for more information.
          Warrants to purchase 627,169, 2,066,015 and 1,405,391 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2006, 2005 and 2004, respectively, as their effects would have been anti-dilutive. Please see Note 10 for more information.
     Other Recently Issued Accounting Standards
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.
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
     Reclassifications
          Certain prior year amounts have been reclassified to conform to the 2006 presentation.
Note 3 — Supplemental Cash Flow Information
          The Company funded its vested matching contributions in connection with its 401(k) plan for employees with 154,314, 110,952 and 60,211 shares of common stock with a market value of $252,700, $164,031 and $103,772 in fiscal 2006, 2005 and 2004, respectively.
          The Company made non-cash payments to the members of the Board of Directors in lieu of cash compensation of $199,290, $219,286 and $226,878 in 2006, 2005 and 2004, respectively.
          In March 2006 and 2005, the Company issued 465,400 and 474,800 shares of restricted stock to employees with a fair market value of $763,256 and $1,044,560, respectively. These shares will cliff vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the twelve months ended December 31, 2006 and 2005, the Company recorded $277,998 and $543,171 in non-cash charges for restricted stock issued to employees that includes the amortization of restricted stock issued in March 2006 and 2005, and the vesting of 189,920 shares of restricted stock during March 2005 based on the Company’s performance of certain acceleration of vesting features in the restricted stock plan. The Company will recognize additional non-cash charges of $986,646 through 2010, or earlier if other accelerated vesting features are met.
          Interest paid during 2006, 2005 and 2004 totaled $160,658, $128,493 and $88,749, respectively. Non-cash interest during 2006, 2005 and 2004 was $272,377, $297,394 and $142,517, respectively. The Company also issued preferred stock and debentures in 2006 and 2005 which resulted in non-cash transactions. Please see Notes 9 and 10 for more information.
          In 2006, the Company issued 200,000 shares of restricted stock for two consulting agreements. Please see Note 11 for more information on this issuance of restricted stock.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          On December 29, 2006, the Company issued 2,000,000 shares to the president and chief operating officer of Gecko. Please see Note 5 for more information.
          The Company issued 50,000 shares of restricted stock in 2006 and 2005 and 100,000 shares of restricted stock in 2004 to the chief executive officer under an employment agreement. Please see Note 11 for more information.
Note 4—Non-Cash Charges
          During the years ended December 31, 2006, 2005 and 2004, the Company recorded non-cash charges for stock-based awards. During the years ended December 31, 2006 and 2005, the Company also recorded non-cash charges for the issuance of Series A Preferred Stock. Please see Note 11 for more information on the stock based awards and Note 10 for more information on the Series A Preferred Stock.
          The following is a breakdown by function of non-cash charges:

	Year Ended December 31,
	2006	2005	2004
Product development and marketing	$2,176,812	$2,556,423	$100,738
General and administrative	1,336,731	920,499	673,100
Research and development	22,540	43,069	22,448

Total	$3,536,083	$3,519,991	$796,286

Note 5 — Acquisition of Gecko
          On February 15, 2006, the Company entered into a three-year joint development program with Gecko Energy Technologies, Inc. (“Gecko”) to collaborate on the development and commercialization of portable fuel cell systems for use in military, medical, industrial and consumer electronics applications. These products will pair the company’s patented Hydrogen on Demand® technology with Gecko’s PowerSkin™ thin planar Proton Exchange Membrane (PEM) fuel cells to create a hydrogen battery that is lighter, smaller and less expensive than traditional batteries for a variety of applications. Gecko’s efforts are focused on the development of an easy-to-manufacture fuel cell that provides portable device makers with design flexibility by allowing the thin power source to be part of the exterior surface of the device itself.
          In addition to the joint development program through July 2006, the Company acquired approximately 34.8% of the outstanding common stock of Gecko in exchange for $1.0 million in cash and a one-year commitment to provide services and facilities valued at $0.5 million based on direct expenses to be incurred by the Company throughout 2006. The Company’s investment in Gecko throughout 2006 was accounted for using the equity method of accounting as the investment gave the Company the ability to exercise significant influence, but not control, over Gecko. Under the equity method of accounting, the Company recorded $334,822 in equity losses of affiliates for their proportion of Gecko’s losses in 2006.
          On December 29, 2006, the Company, through their wholly-owned subsidiary MCE, acquired the remaining 65.2% of Gecko’s outstanding common stock (“the Acquisition”). Under the terms of the Acquisition, each of Gecko’s selling stockholders received 1,000,000 shares (2,000,000 shares total) of the Company’s common stock which had a market value of approximately $1.9 million on December 29, 2006. On the Acquisition date, Gecko was a developmental stage company, as defined, and the Acquisition is accounted for as an asset acquisition and a business acquisition, which although similar to accounting for a business combination pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”), no goodwill is recorded.
          On the date of the Acquisition, the selling stockholders were named the president and the chief operating officer of Gecko LLC pursuant to employment agreements they each entered into with Gecko LLC. In accordance with the purchase agreement, the vesting of certain restricted stock awards that were granted to the selling stockholders (75,000 shares each) under consulting agreements that existed prior to the Acquisition immediately vested and had a fair value of approximately $0.06 million on December 29, 2006.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The preliminary purchase price of the Acquisition was comprised of the following:

Total Company cash contributions for initial 34.8% investment	$1,000,000
Value of services contributed by the Company	450,000
Common stock issued for the remaining 65.2% ownership interest	1,880,000
Acceleration of restricted stock	59,000

3,389,000
Less: In-process research and development acquired	(400,000)
Less: The Company’s portion of Gecko losses under equity method	(334,822)

Preliminary purchase price	$2,654,178

          The preliminary purchase price excluded $0.4 million of in-process research and development costs that were expensed as research and development upon the date of the Acquisition by the Company.
          The following table summarizes the preliminary allocation of fair values to the assets acquired and liabilities assumed based on a preliminary independent valuation obtained by management. No portion of the purchase price was allocated to goodwill since Gecko was a developmental stage company on the Acquisition date and did not meet the definition of a business in accordance with SFAS 141. Management is in the process of finalizing the valuation studies necessary to finalize the fair values of the assets and liabilities of Gecko and the related allocation of purchase price, and expects adjustments to the preliminary fair values which may include those related to intangibles and in-process research and development acquired.

Cash	$79,461
Plant and equipment	58,999
Intangibles	2,705,136

Total assets acquired	$2,843,596

Total liabilities assumed	$189,418

Net assets acquired	$2,654,178

          The acquired intangible assets relate to the intellectual property acquired from Gecko upon the Acquisition.
          The results of operations from Gecko are included in the Company’s consolidated results of operations from December 29, 2006. The following table sets forth certain unaudited consolidated operating results for 2006, as if the Acquisition took place on January 1, 2006. No pro-forma information for 2005 is presented as a result of Gecko’s immaterial operations in 2005.

Pro Forma (Unaudited)	2006
Total operating revenues	$221,910
Net loss	$(13,631,000)
Basic and diluted earnings per share:
Weighted-average shares outstanding	50,275,637
Loss per share	$(0.27)

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Income Taxes
          The components of the benefit for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Current benefit:
Federal	$—	$—	$—
State	(550,647)	(386,692)	(410,726)
Deferred provision:
Federal	—	—	—
State	—	—	—

Total	$(550,647)	$(386,692)	$(410,726)

          The income tax benefits recorded for the years ended December 31, 2006, 2005 and 2004 were derived from the Company’s participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain qualified companies to be compensated for the transfer of their New Jersey net operating losses to other companies.
          Significant components of the Company’s net deferred taxes as of December 31, 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	2005
Stock-based compensation	$8,945,000	$8,898,000
Net operating loss carryforwards	26,198,000	22,545,000
Research and development credits	1,666,000	1,770,000
Depreciation and amortization	(571,000)	396,000
Deferred revenue	40,000	—
Other	142,000	—
Valuation reserve	(36,420,000)	(33,609,000)

Net deferred tax asset	—	—

          The Company has provided a full valuation allowance in 2006 and 2005 for its deferred tax assets since the realization of these future benefits is not considered more likely than not. The amount of deferred tax assets considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes. The Company assesses the need for the valuation allowance at each balance sheet date based on all available evidence.
          As of December 31, 2006, the Company had available net operating loss carryforwards of approximately $69,200,000 for federal income tax purposes and approximately $44,500,000 for state income tax purposes. The federal carryforwards will begin to expire in 2020, and the state carryforwards will begin to expire in 2007. In addition, at December 31, 2006 the Company had available federal research and development tax credit carryforwards of approximately $1,244,000 that begin to expire in 2020 and state research and development credits of approximately $422,000.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The reconciliation of income tax expense computed at the U.S. federal statutory rate to the recorded provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2006	%	2005	%	2004	%
Tax at U.S. statutory rate	$(4,172,000)	34.0	$(4,964,000)	34.0	$(3,674,000)	34.0
State tax (benefit), net of federal tax effect	(363,000)	2.9	(584,000)	3.9	(647,000)	5.8
Research and experimentation tax credit	(64,000)	0.5	(58,000)	0.4	(130,000)	1.2
Interest expense	304,000	(2.5)	681,000	(4.5)	655,000	(6.1)
Other	7,353	0.0	13,692	(0.1)	(4,726)	—
Valuation allowance	3,737,000	(30.4)	5,298,000	(31.1)	3,390,000	(31.2)

Provision (benefit) for income taxes	$(550,647)	4.5	$(386,692)	2.6	$(410,726)	3.7

Note 7 — Property and Equipment
          Property and equipment consist of the following at December 31:

	Useful Life	2006	2005
Machinery and equipment	3 years	$1,405,072	$1,329,655
Furniture and fixtures	3 years	402,125	402,125
Leasehold improvements	Lesser of 7 years or life of the lease	1,290,078	1,290,078

		3,097,275	3,021,858
Accumulated depreciation		(2,790,018)	(2,571,720)

Property and equipment, net		$307,257	$450,138

          The Company recorded depreciation expense of $218,298, $213,438 and $443,523 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.
Note 8 — Intangible Assets
          Intangibles consist of the following at December 31:

	Useful Life	2006	2005
Patent and license costs	10-17 years	$1,110,154	$1,010,496
Gecko intellectual property acquired	5 years	2,705,136	—
Accumulated amortization		(535,033)	(355,620)

Intangibles, net		$3,280,257	$654,876

          The Company recorded amortization expense of $279,696, $78,211 and $72,649 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. Amortization of patents and licenses is estimated to be approximately $597,000 per year over the next five years and $295,258 thereafter. The Company wrote off patents associated with technology no longer being pursued that had a net book value of approximately $60,000 during the year ended December 31, 2006.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Convertible Debentures
          The Company issued a $2.4 million secured convertible debenture (“the Debentures”) which have an interest rate of 6% and a maturity date of September 30, 2007 in a private transaction on November 8, 2005. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company records a Beneficial Conversion Feature (“BCF”) if the Debentures are converted at a discount. In 2006, the Company converted $1.95 million of the Debentures in exchange for 1,352,462 shares of the Company’s common stock and recorded a BCF charge of $136,500 associated with the conversions. In January and February of 2007, the Company converted $300,000 of the Debentures in exchange for 305,148 shares of the Company’s common stock, which resulted in a BCF charge of $21,000 during the first quarter of 2007.
Note 10 — Private Placement Transactions
     Redeemable Series C Preferred Stock
          On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors pursuant to the terms of a securities purchase agreement with such investors. Pursuant to the terms of the agreement, the investors paid $10 million in cash for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”). Each Series C share is convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or lower based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option, and are junior to the Series A Preferred Stock and Series B Preferred Stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital and is being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During 2006 and 2005, we recorded $208,339 and $593,844, respectively for the amortization of the discount. The Company amortizes the financing fees incurred for the Series C transactions throughout the term of the Series C or as they are converted, whichever comes first.
          Under the Series C purchase agreement with the investors, the Company is required to restrict funds for future dividends to be paid with respect to the Series C. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash. As of December 31, 2006 and 2005, the Company issued 303,710 and 54,117 shares valued at $397,686 and $109,128, respectively in satisfaction of the quarterly dividend payments with respect to Series C. Total dividends of $360,134 and $374,819, which include dividends paid in cash and common stock, were recorded as interest expense during the year ended December 31, 2006 and 2005, respectively, since the Series C was recorded as a liability. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to the Company’s non-restricted cash accounts. As of December 31, 2006, approximately $5.1 million of the Series C have been converted into 2,677,795 shares of the Company’s common stock and we have transferred $1,396,880 from the restricted cash account for the conversions that were executed.
          On February 15, 2007, the Company entered into agreements with each holder of Series C pursuant to which the Company agreed, between the date of such agreement and June 15, 2007, deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of the Company’s common stock over a four month period at the Company’s option. As provided in the Certificate of Designations of the Series C, the closing sale price for the Company’s common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% in excess of the conversion price (if the applicable closing sale price is $1.25 or less) or 108% in excess of the conversion price (if the applicable closing sale price is greater than $1.25), in order for the Company to cause such conversion. As a result, these conversions would result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of the Company’s common stock on the date of the conversion.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Series A and Series B Preferred Stock
          On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A Preferred Stock (“Series A”) to Dow, each share of which is initially convertible into ten shares of the Company’s common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of the Company’s common stock on April 25, 2005.
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
          Upon the successful completion of each of the four milestones, Dow has a right, but not an obligation, to purchase a number of shares of the Company’s Series B Preferred Stock (“Series B”) which is convertible into a number of shares of the Company’s common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchases shares of the Company’s Series B, Dow will also receive warrants to purchase a number of shares of the Company’s common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B. If Dow elects to purchase shares of the Company’s Series B, the Company will also issue to Dow additional shares of Series A at market value such that Dow will own a certain percentage of the Company’s capital stock as of the date of issuance as provided in the Dow Stock Purchase Agreement. If Dow elects not to purchase shares of the Company’s Series B upon completion of any milestone, the Company will also issue to Dow a lesser number of additional shares of Series A at market value.
          On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable warrants to purchase 178,571 shares of the Company’s common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B for $159,227 based on the fair value of the warrants at the date of the issuance. Series B is initially convertible into ten shares of the Company’s common stock. The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at the Company’s option and are junior to Series A. In accordance with the joint development arrangement and achievement of the first milestone, the Company also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, the Company recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.
          Effective December 16, 2006, the Company entered into an agreement with Dow whereby Dow waived anti-dilution adjustments for a period of one year in exchange for a reduction in their strike price of warrants issued on May 3, 2006 from $2.10 to $1.25.
Note 11 — Stock Options, Employee Benefit Plans and Other
     Stock-Based Compensation
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
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In 2006, the Company recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of the Company. The Company reviews its forfeiture rate at each balance sheet date and revises its compensation expense, if necessary. The Company generally recognizes these compensation costs using the cliff vesting method over the requisite service period of the award, which is generally the vesting term of three years.
          The impact to the consolidated financial statements, as a result of the Company’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was an increase to net loss of $497,023 for 2006. The increase in the net loss resulted in a $0.01 increase on the net loss per share to both basic and diluted earnings per share in 2006. The increase to net loss that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards as of December 31, 2005 and grants made in 2006.
          Stock-based compensation expense previously recognized in accordance with APB 25 for restricted stock awards, remains essentially unchanged under the provisions of SFAS 123R. Restricted stock awards are issued at the fair value of the stock on the grant date. Prior to the adoption of SFAS 123R, unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with FAS 123R, shareholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at January 1, 2006 was reclassified to additional paid-in capital.
          The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”:

	Year Ended December 31,
	2005	2004
Net loss attributable to common stockholders — as reported	$(14,600,439)	$(10,804,978)
Plus: Stock-based compensation expense included in reported net loss	1,106,269	796,286
Less: Total stock-based compensation expense determined using the fair value method	(1,636,608)	(1,576,863)

Net loss attributable to common stockholders — pro forma	$(15,130,778)	$(11,585,555)

Net loss per share attributable to common stockholders — as reported	$(0.34)	$(0.29)
Net loss per share attributable to common stockholders — pro forma	$(0.35)	$(0.31)
          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	.89	.57
Risk-free interest rate	4.45%	3.48%
Expected option term	5 years	5 years
          Based upon the above assumptions, the weighted average fair value of stock options granted were $1.28 and $1.14 in fiscal 2005 and 2004, respectively.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
          The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company granted 150,000 stock options to a director during 2006 and the fair value of the award was recorded as stock compensation expense on the grant date. The Company did not issue options to employees during 2006. The fair value of the options issued to directors in 2006 were calculated using the Black-Scholes option pricing model with the following assumptions: fair value option price — $1.02; risk-free interest rate — 4.59%; dividend yield — 0%; expected volatility (based on historical volatility) — 75%; and expected life — 10 years.
          Option activity for all outstanding options, vested and nonvested, from January 1, 2006 through December 31, 2006 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life(In	Intrinsic
	Shares	Price	years)	Value
Outstanding at December 31, 2005	3,994,769	$3.75	—	—
Granted	150,000	1.25	—	—
Exercised	—	—	—	—
Forfeited and cancelled	(233,114)	7.25	—	—

Outstanding at December 31, 2006	3,911,655	$3.44	5.4	$—

Vested and expected to vest at December 31, 2006	3,716,072	$3.44	5.4	$—

Exercisable at December 31, 2006	3,669,867	$3.67	5.3	$—

          The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The intrinsic value changes based on the fair market value of the Company’s common stock.
          As of December 31, 2006, there was $0.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 2.1 years.
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
          In 2006 and 2005, the Company issued 465,400 and 474,800 shares of restricted stock to employees with a fair market value of $763,256 and $1,044,560, respectively. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. The Company recorded $277,998 and $543,171 during the years ended December 31, 2006 and 2005, respectively in non-cash charges for restricted stock issued to employees. The Company will recognize additional non-cash charges of $277,998 in 2007 and an additional $708,649 will be recorded through 2010, or earlier if other accelerated vesting features are met.
          The Company issued 50,000 shares of restricted stock in 2006 and 2005 and 100,000 shares of restricted stock in 2004 to the chief executive officer under an employment agreement. The Company recorded $89,500, $85,450 and $199,900 during the years ended December 31, 2006, 2005 and 2004, respectively, in non-cash charges for restricted stock issued to the chief executive officer.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          During 2006, the Company issued 200,000 shares of restricted stock awards to the principal shareholders of Gecko (See Note 5). The issuance was made pursuant to two consulting agreements between the Company and those individuals. The initial 50,000 shares of the restricted stock had a fair value of $72,500 on the date of grant and are fully vested as of June 30, 2006. 150,000 shares of the restricted stock had a fair value of $232,500 on the date of grant and were vesting on a graded basis over three years, however based on the Acquisition, these shares fully vested on December 29, 2006. The Company recorded non-cash charges of $193,333 associated with these shares during the year ended December 31, 2006. As prescribed by EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” these restricted stock awards issued to the principal shareholders of Gecko when they were non-employees were re-measured to fair value at each reporting date. As a result, the Company recorded for both grants non-cash charges for the vested portion of the restricted stock awards to date and marked to market the unvested portion of the remaining unvested restricted stock awards throughout 2006.
          Changes in nonvested restricted stock awards for the year ended December 31, 2006 were as follows:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Nonvested at December 31, 2005	282,480	$2.25
Granted	715,400	1.63
Vested	(250,000)	1.58
Forfeited	(11,400)	1.85

Nonvested at December 31, 2006	736,480	$1.88

          As of December 31, 2006, there was $1.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized as the shares vest.
          The Company also incurred non-cash charges of $0.1 million and $0.2 million in 2005 and 2004, respectively, related to the fair value of warrants issued to affiliates and a board member. The accounting methodology for these warrants requires a re-valuing of the warrants at each period ending market price using a Black-Scholes pricing model. Due to the variable nature of this accounting methodology, it is difficult to predict the amount of additional non-cash charges the Company will incur related to these warrants during future periods.
     Savings Plan
          In December 2000, the Company enacted a savings plan that complies with Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches in company stock in July and December of each fiscal year, on a one-to-one basis, the vested portion of employee contributions up to 6% of eligible compensation. Employee contributions to this plan began in January 2001. Employer matching stock contributions vest ratably over three years. The Company funded the vested matching contributions to the plan with 154,314, 110,952 and 60,211 shares of common stock with an issued market value of $252,700, $164,031 and $103,772 in fiscal 2006, 2005 and 2004, respectively.
     Other
          In December of 2006, the company cancelled 1,617,417 in exchange for a $400,000 payment which was recorded as a reduction to additional paid-in-capital.
Note 12 — Rabbi Trust
          In 2003, the Company established a deferred compensation arrangement whereby a portion of certain Board of Directors fees could be withheld and placed in a Rabbi Trust at their option. The Company adopted the provisions of Emerging Issues Task Force (EITF) 97-14 “Accounting for Deferred Compensation Arrangement Where Amounts Are Earned and Held in a Rabbi Trust and Invested” which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability. The fair value of the Rabbi Trust was $116,273 and is payable in cash or the Company’s common stock upon the holders’ request.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — Grant Obligation
          Between January 1999 and April 2000, the Company received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of the Company’s technology. The recoverable grant is required to be repaid when the Company generates net sales in a fiscal year. The repayment obligation, which began in June 2001, escalates from 1% to 5% of net sales over a ten-year period. The Company is obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2006, the Company has repaid approximately $70,611 and an additional $13,197 was paid in the first quarter of 2007.
Note 14 — Commitments and Contingencies
          In April 2001, the Company amended its main operating lease to provide for additional space for the Company’s principal operating offices and laboratories. The amended lease will expire in 2008 and will contain options to renew for an additional eight years and will require the Company to pay its allocated share of taxes and operating cost in addition to the annual base rent payment. Future minimum annual lease commitments, excluding estimated allocated taxes and maintenance under the amended operating leases, are as follows:

2007	484,310
2008	443,950

Total	$928,260

          Rent expense under the operating lease was approximately $571,466, $649,956 and $640,523 for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006 and 2005, the Company subleased 5,000 square feet of facility space to an unrelated third party. The current sublease expires in November 2007. In 2006 and 2005, the lessee paid $111,300 and $27,825 with respect to the sublease, which were recorded as a reduction to rent expense.
          In connection with the amended lease agreement, the Company issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of the Company’s cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations.
          In connection with the Acquisition, the Company is obligated to pay 5% of Gecko’s net sales to Motorola, Inc. for a licensing fee. In connection with the agreement with Motorola, licensing fees paid by the Company cannot exceed $1.5 million per year and shall not exceed $22.0 million over the life of the agreement.
          From time to time, the Company is involved in litigation relating to claims arising in the normal course of business. The Company does not believe that any such litigation would have a material adverse effect on the Company’s results of operations or financial condition.
Note 15 — Related Party Transactions
          In October 2004, the Company’s Board of Directors approved a financial advisory services agreement with Andersen, pursuant to which Andersen is to act as the Company’s Senior Financial Advisor. As Senior Financial Advisor, Andersen is required to support the Company’s efforts to raise capital through transactions that contemplate issuances of debt, equity and/or convertible securities by the Company to strategic entities and financial investors. In consideration therefore, the Company paid Andersen a non-refundable retainer in the amount of $62,500 in 2004. Further, upon the execution and delivery of definitive agreements with respect to a strategic transaction in 2005, Andersen was entitled to and received fee equal to $62,500 payable which was paid in shares of restricted Common Stock.

MILLENNIUM CELL INC.
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          In December 2005, Zoltan Merszei, a member of the Company’s Board of Directors, was awarded 100,000 options to purchase the Company’s common stock with an exercise price of $1.48 per share. These options will vest ratably over three years. In December 2005, the Company recorded a non-cash charge of $126,258 based on the fair value of the options. The options were awarded by the Board of Directors in recognition of Mr. Merszei’s contributions towards the negotiation of the joint development arrangement with Dow, which was executed in April 2005 (see Note 10). Mr. Merszei is a former member of the Board of Directors of Dow and has a family member who is currently employed there as well.
          In 2005 and 2004, respectively, the Company entered into an Employment Agreement and a Restricted Stock Grant Agreement with Mr. H. David Ramm, a member of the Board of Directors, and the Chief Executive Officer, and an Agreement with DKRW Energy LLC (“DKRW”), a limited liability company of which Mr. Ramm is a member. The Company made a grant to Mr. Ramm of 50,000 and 100,000 shares of restricted stock in 2005 and 2004, respectively in accordance with the restricted stock agreement. Under the DKRW agreement, the Company agreed to pay a monthly retainer of $12,500 and $25,000 to DKRW in connection with Mr. Ramm’s serving as the Chief Executive Officer in 2005 and 2004, respectively. In 2006, the Company entered into a similar employment agreement directly with Mr. Ramm, which also included the issuance of 50,000 shares of restricted stock.
Note 16 — Subsequent Events
     Convertible Debentures
          On February 16, 2007, the Company sold to six institutional and accredited investors $6,000,000 aggregate principal amount of our unsecured convertible debentures due 2009 (“the 2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Interest will accrue on the 2007 Debentures at the prime rate (currently 8.25%) and is payable on a quarterly basis in shares of common stock or, if the Company satisfies certain conditions, it may elect to pay interest in cash. The 2007 Debentures are convertible into shares of common stock at an initial conversion price of $1.42 and, under certain circumstances, at a conversion price equal to 91% of the volume weighted average price of the common stock for the 10 consecutive trading days preceding the applicable notice of conversion. The discounted portion of these conversions would result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”).
          In connection with this private sale, the Company also entered into a registration rights agreement with the investors under which the Company agreed to file a registration statement to register under the Securities Act the resale of the shares underlying the 2007 Debentures (including any shares issued as payment of interest) and the warrants. If the Company does not file the registration statement with the SEC within 45 days of the closing or if the registration statement is not effective by the 120th day after the closing, the Company agreed to pay the investors liquidated damages (for each 30 days period in which the Company fails to file the registration statement or such registration statement is not effective, as applicable) in an amount equal to 1.5% of the aggregate purchase price for the 2007 Debentures.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — Quarterly Information (Unaudited) (1)

	Fiscal Year Quarters
	First	Second	Third	Fourth (2)	Total
	(in 000’s, except per share amounts)
Fiscal Year ended December 31, 2006
Revenue	$70	$12	$5	$134	$221
Cost of revenue	70	12	5	130	217

Gross margin	—	—	—	4	4
Product development & marketing	905	830	732	514	2,981
General and administrative	1019	1,035	646	1,200	3,900
Non-cash charges	191	2,460	396	487	3,534
Depreciation and amortization	137	78	72	210	497
Research and development	196	27	15	664	902

Total operating expenses	2,448	4,430	1,861	3,075	11,814

Loss from operations	(2,448)	(4,430)	(1,861)	(3,071)	(11,810)
Interest expense, net	(162)	(212)	(137)	(167)	(678)
Equity in losses of affiliates	(53)	(84)	(95)	(103)	(335)

Loss before income taxes	(2,663)	(4,726)	(2,093)	(3,341)	(12,823)
Benefit from income taxes	—	—	—	551	551

Net loss	(2,663)	(4,726)	(2,093)	(2,790)	(12,271)

Series B dividends	—	(6)	(19)	(19)	(44)

Net loss applicable to common stockholders	(2,663)	(4,732)	(2,112)	(2,809)	(12,315)

Loss per share — basic and diluted	$(.06)	$(.10)	$(.04)	$(.06)	$(0.25)

Weighted — average number of shares outstanding	46,960	48,358	48,505	49,295	48,295

	First	Second	Third	Fourth	Total
	(in 000’s, except per share amounts)
Fiscal Year ended December 31, 2005
Revenue	$80	$48	$140	$149	$417
Cost of revenue	80	48	101	153	382

Gross margin	—	—	39	(4)	35
Product development & marketing	1,081	799	867	834	3,581
General and administrative	869	1,858	1,438	1,232	5,397
Non-cash charges	505	2,525	102	388	3,520
Depreciation and amortization	78	64	75	75	292
Research and development	218	207	99	85	609

Total operating expenses	2,751	5,453	2,581	2,614	13,399

Loss from operations	(2,751)	(5,453)	(2,542)	(2,618)	(13,364)
Interest expense, net	(367)	(331)	(817)	(108)	(1,623)
Equity in losses of affiliates	—	—	—	—	—

Loss before income taxes	(3,118)	(5,784)	(3,359)	(2,726)	(14,987)
Benefit from income taxes	—	—	—	387	387

Net loss	(3,118)	(5,784)	(3,359)	(2,339)	(14,600)

Loss per share — basic and diluted	$(.08)	$(.14)	$(.08)	$(.05)	$(.34)

Weighted — average number of shares outstanding	40,174	42,612	44,360	46,410	43,405

(1)	Some columns and rows may not foot or cross-foot due to rounding.

(2)	The fourth quarter of 2006 includes $0.4 million and $0.1 million of charges for in-process research and development and amortization expenses, respectively. These charges are in connection with the investments in Gecko which began in the first quarter of 2006 and concluded with the Acquisition of Gecko on December 29, 2006. The Company retained a valuation specialist to assist them with the purchase price allocation in December 2006 which resulted in the determination of the aforementioned charges which were not deemed material to prior 2006 quarters.

EXHIBIT INDEX

Exhibit
No.		Description

23.1*	—	Consent of Ernst & Young.

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

†	Previously filed.

*	Filed herewith.