Form 10-Q
period 2007-03-31
MILLENNIUM CELL INC
filed 2007-05-15
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,014,924 shares of Common Stock, par value $.001, were outstanding on May 11, 2007.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, Gecko Energy Technologies, LLC.

Unless the context otherwise requires, all references herein to our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are references to our Series A2-0 Convertible Preferred Stock, Series A2-1 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C2 Convertible Preferred Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as “plan,” “believe,” “expect,” “anticipate,” “on target” and intend or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen battery technology and hydrogen delivery system, (ii) the cost and the commercial availability of the quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen battery technology and hydrogen delivery system and our business plan, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (viii) our ability to enter into agreements with collaborators and strategic partners and the failure of our collaborators and strategic partners to perform under their agreements with us, (ix) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (x) our ability to secure government funding of our research and development and technology demonstration projects and (xi) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
	March 31,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$8,021,023	$4,358,040
Restricted cash	407,995	174,045
Accounts receivable - trade	37,500	75,000
Accounts receivable - government	858,819	523,878
Prepaid expenses	134,119	133,992
Deferred financing costs	191,607	92,532
Total current assets	9,651,063	5,357,487

Property and equipment, net	249,763	307,257
Intangibles, net	3,257,785	3,280,257
Restricted cash	617,716	846,767
Deferred financing costs	106,790	29,407
Security deposit	45,676	45,676
Total assets	$13,928,793	$9,866,851

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$371,325	$352,480
Accrued expenses	1,270,648	1,016,198
Short-term portion of refundable grant obligation	—	13,197
Deferred compensation	118,210	116,273
Deferred revenue	197,288	113,153
Short-term portion of redeemable Series C preferred stock, net of discount (Note 6)	3,378,931	2,356,375
Convertible unsecured debentures (Note 6)	149,988	449,988
Total current liabilities	5,486,390	4,417,664

Redeemable Series C preferred stock, net of discount (Note 6)	—	2,356,375
Convertible unsecured debenture, net of discount (Note 6)	5,030,986	—
Debenture related liabilities (Note 6)	1,047,021
Refundable grant obligation	143,132	143,132
Commitments and contingencies
Stockholders equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 293,874 issued and outstanding as of March 31, 2007 and
December 31, 2006	4,527,417	4,527,417
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 71,429
issued and outstanding as of March 31, 2007 and December 31, 2006	1,074,620	1,090,773
Common stock, $.001 par value; authorized 70,000,000 shares and 53,836,771 and 51,401,215 shares issued and outstanding as of March 31, 2007 and
December 31, 2006, respectively	53,836	51,401
Additional paid-in capital	107,479,531	105,486,561
Deficit accumulated during development stage	(110,914,140)	(108,206,472)
Total stockholders’ equity	2,221,264	2,949,680
Total liabilities and stockholders’ equity	$13,928,793	$9,866,851

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three
	Months	Months	Cumulative
	Ended	Ended	Amounts
	March 31	March 31,	From
	2007	2006	Inception
Revenue	$67,700	$69,882	$2,091,237
Cost of revenue	61,595	69,882	1,959,697
Gross margin	6,105	—	131,540

Product development and marketing	969,718	905,187	27,524,753
General and administrative	795,016	1,018,738	30,302,058
Restructuring expense	—	—	104,982
Non-cash charges (Note 5)	216,872	190,586	32,508,959
Depreciation and amortization	225,965	137,187	3,710,971
Research and development	101,227	195,983	10,199,756
Total operating expenses	2,308,798	2,447,681	104,351,479

Loss from operations	(2,302,693)	(2,447,681)	(104,219,939)

Interest expense, net	(404,975)	(161,832)	(5,156,928)
Equity in losses of unconsolidated
subsidiary	—	(53,300)	(1,190,900)
Loss before income taxes	(2,707,668)	(2,662,813)	(110,567,767)

Benefit from income taxes	—	—	1,804,508

Net Loss	(2,707,668)	(2,662,813)	(108,763,259)

Preferred stock dividends	(18,750)	—	(63,134)
Preferred stock amortization	—	—	(2,150,881)

Net loss applicable to common stockholder	$(2,726,418)	$(2,662,813)	$(110,977,274)
Loss per share - basic and diluted	$(0.05)	$(0.06)	$(3.30)
Weighted average number of shares outstanding	53,200,308	46,959,687	33,626,655

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months	Cumulative
	Ended	Ended	Amounts
	March 31	March 31	From
	2007	2006	Inception
Operating activities
Net loss	$(2,707,668)	$(2,662,813)	$(108,763,259)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	225,965	137,187	3,710,971
Amortization of discount on unsecured debentures and preferred stock	170,189	54,227	2,958,352
Amortization of deferred financing costs	64,889	30,228	1,575,663
Non-cash interest charges	—	133,260	712,288
Beneficial conversion feature	77,000	35,000	2,236,082
Losses on investment in unconsolidated subsidiary	—	53,300	1,190,900
Non-cash charges	216,872	190,586	32,508,959
Changes in operating assets and liabilities:
Accounts receivable	(297,441)	(74,697)	(896,319)
Prepaid expenses and other assets	(127)	132,384	(179,794)
Accounts payable and accrued expenses	231,799	(249,755)	2,656,964
Deferred income	84,135	—	2,597,276
Net cash used in operating activities	(1,934,387)	(2,221,093)	(59,691,917)

Investing activities
Purchase of property and equipment	—	—	(2,885,446)
Patent registration costs	(143,188)	(51,762)	(1,245,695)
Investment in affiliate	—	(520,484)	(1,163,539)
Acquisition of Gecko, net of cash acquired			(856,078)
(Increase)/decrease in restricted cash	(4,899)	262,964	(1,025,710)
Net cash used in investing activities	(148,087)	(309,282)	(7,176,468)

Financing activities
Proceeds from sale of common stock	—	—	39,394,207
Underwriting and other expenses of initial public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	6,000,000	—	27,428,806
Proceeds from redeemable Series C preferred stock	—	—	10,000,000
Proceeds from Series B preferred stock	—	—	1,250,000
Deferred financing costs	(241,346)	—	(1,523,002)
Capital lease obligation payments	—	(6,173)	(86,184)
Payments from capital contribution	—	—	(400,000)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
Series B dividends paid	—	—	(44,384)
(Payments)/proceeds from grant, net	(13,197)	(49,611)	143,132
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash provided by financing activities	5,745,457	(55,784)	74,889,407
Net increase (decrease) in cash and cash equivalents	3,662,983	(2,586,159)	8,021,023
Cash and cash equivalents, beginning of period	4,358,040	11,675,877	—
Cash and cash equivalents, end of period	8,021,023	9,089,718	8,021,023

See notes to financial statements
Supplemental cash flow information
Please see note 8 for more information

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Series A	Series B	Accumulated	Stockholders’
	Shares	Amount	Capital	Preferred	Preferred	Deficit	Equity
Balance at December 31, 2006	51,401,215	$51,401	$105,486,561	$4,527,417	$1,090,773	$(108,206,472)	$2,949,680
Issuance of common stock from conversion of debentures and Series C preferred stock	1,840,210	1,840	1,724,160	—	—	—	1,726,000
Beneficial conversion feature on private placement transactions	—	—	77,000	—	—	—	77,000
Issuance of stock for BOD compensation	4,461	4	4,546	—	—	—	4,550
Issuance of common stock for 401(k)	99,485	100	93,418	—	—	—	93,518
Issuance of restricted stock for merit awards	491,400	491	(491)	—	—	—	—
Stock compensation expense	—	—	92,173	—	—	—	92,173
Deferred compensation plan	—	—	4,761	—	—	—	4,761
Warrant adjustment	—	—	16,153	—	(16,153)	—	—
Series B preferred dividends	—	—	(18,750)	—	—	—	(18,750)
Net loss	—	—	—	—	—	(2,707,668)	(2,707,668)
Balance at March 31, 2007	53,836,771	$53,836	$107,479,531	$4,527,417	$1,074,620	$(110,914,140)	$2,221,264

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Millennium Cell Inc. and its wholly owned subsidiary, Gecko Energy Technologies, LLC, (“Gecko”). Gecko, a fuel cell technology company, was acquired by Millennium Cell Inc. on December 29, 2006. All inter-company transactions and accounts have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2—NEW ACCOUNTING PROUNOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard on January 1, 2007 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect this statement to have a material effect on its consolidated financial statements.

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

NOTE 4—INCOME TAXES

The Company adopted the provisions of Financial FIN 48 on January 1, 2007.   FIN 48 is an interpretation of SFAS Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.

The Company currently has a full valuation allowance against its net deferred tax assets and has not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial statements.

The Company will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes (or alternatively - “operating expenses”) on the consolidated statements of income in any future periods in which the Company must record a liability related to income tax positions. Since the Company has not recorded a liability related to income tax positions at March 31, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company is no longer subject to federal or state income tax examinations for years prior to 2003.

NOTE 5—STOCK BASED COMPENSATION

In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan and reserved 6,000,000 shares of common stock, which includes shares that are allotted under the 401(k) plan. The plan provides for the granting of the following types of awards: stock options, stock warrants, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Stock awards issued under this plan have a life of ten years and generally vest ratably over three to five years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

Stock Options

The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company did not issue options during the three months ended March 31, 2007.

Option activity for all outstanding options, vested and nonvested, from January 1, 2007 through March 31, 2007 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life(In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,911,655	$3.44	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Outstanding at March 31, 2007	3,911,655	$3.44	5.1	$—
Vested and expected to vest at March 31, 2007	3,716,072	$3.44	5.1	$—
Exercisable at March 31, 2007	3,669,867	$3.67	5.0	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of March 31, 2007, there was $0.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.8 years.

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

During the three months ended March 31, 2007 and 2006, the Company issued 491,400 and 465,400 shares of restricted stock to employees with a fair market value of $471,744 and $763,256, respectively. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the three months ended March 31, 2007 and 2006, the Company recorded $98,984 and $69,500, respectively in non-cash charges for restricted stock issued to employees. The Company will recognize additional non-cash charges of $254,093 in the remainder of 2007 and an additional $1,009,334 will be amortized through 2011, or earlier if other accelerated vesting features are met.

Changes in nonvested restricted stock awards during the three months ended March 31, 2007 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	736,480	$1.88
Granted	491,400	0.97
Vested	(50,000)	1.50
Forfeited	(26,760)	—
Nonvested at March 31, 2007	1,151,120	$1.67

As of March 31, 2007, there was $1.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense will be recognized as the shares vest.

Non-Cash Charges

The following is a breakdown by function of non-cash charges for stock-based awards for the three months ended March 31:

	2007	2006
Product development and marketing	$21,303	$15,779
General and administrative	187,420	169,170
Research and development	8,149	5,637
Total	$216,872	$190,586

NOTE 6—CONVERTIBLE DEBENTURES AND REDEEMABLE SERIES C PREFERRED STOCK

Amended Convertible Debentures

On November 8, 2005, we issued a $2.4 million secured convertible debenture with a maturity date of September 30, 2007 (the “Amended Convertible Debentures”).  In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we record a Beneficial Conversion Feature (“BCF”) if the Amended Convertible Debentures are converted into common stock at a discount. In 2006, we converted $1.95 million of the Amended Convertible Debentures in exchange for 1,352,462 shares of our common stock and recorded a BCF charge of $136,500 associated with the conversions. In the first quarter of 2007, we converted $300,000 of the Amended Convertible Debentures in exchange for 305,148 shares of our common stock and recorded a BCF charge of $21,000 associated with the conversion.

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of redeemable Series C Preferred Stock (“Series C”). Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During the three months ended March 31, 2007 and 2006, the Company recorded $92,181 and $54,227, respectively for the amortization of the discount.

On February 15, 2007, the Company entered into agreements with each holder of Series C pursuant to which the Company agreed, between the date of such agreement and June 15, 2007, to deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of the Company’s common stock over a four month period at the Company’s option. As provided in the Certificate of Designations of the Series C, the closing sale price for the Company’s common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% in excess of the conversion price (if the applicable closing sale price is $1.25 or less) or 108% in excess of the conversion price (if the applicable closing sale price is greater than $1.25), in order for the Company to cause such conversion. As a result, these conversions will result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of the Company’s common stock on the date of the conversion. The Company recorded $56,000 in BCF expense related to conversions during the three months ended March 31, 2007.

Under the Series C purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. During the three months ended March 31, 2007, the Company paid $68,061 in quarterly dividend payments for the Series C. These dividends were recorded as interest expense since the Series C was recorded as a liability. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During the three months ended March 31, 2007, the Company converted $1,426,000 of the Series C in exchange for 1,535,062 shares of the Company’s common stock. As of March 31, 2007, approximately $6.5 million of the Series C have been converted into 4,212,857 shares of the Company’s common stock and as a result, $1,396,880 has been released from restricted cash to date.

2007 Convertible Debentures

On February 16, 2007, the Company sold to six institutional and accredited investors $6,000,000 aggregate principal amount of unsecured convertible debentures due 2009 (the “2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Interest accrues on the 2007 Debentures at the prime rate (currently 8.25%) and is payable on a quarterly basis in shares of common stock (assuming satisfaction of certain conditions) or, if the Company provides notice, it may elect to pay interest in cash. The 2007 Debentures are convertible into shares of common stock at an initial conversion price of $1.42 and, under certain circumstances, at a conversion price equal to 91% of the volume weighted average price of the common stock for the 10 consecutive trading days preceding the applicable notice of conversion. The warrants were valued at $1,097,783 at the date of issuance.

The fair value of the warrants, together with the fair value of conversion features and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debentures or as they are converted, whichever comes first. The debenture related liabilities are marked to market each period end through interest expense. During the three months ended March 31, 2007, the Company recorded interest expense of $66,077 for the amortization of the discount and interest income of $14,986 for the marking to market of the debenture related liabilities.

In connection with this private sale, the Company also entered into a registration rights agreement with the investors under which the Company filed a registration statement on March 30, 2007 to register under the Securities Act the resale of the shares underlying the 2007 Debentures (including any shares issued as payment of interest) and the warrants. If the registration statement filed with the SEC is not effective by June 16, 2007, the Company agreed to pay the investors liquidated damages (for each 30 days period in which the Company fails to file the registration statement or such registration statement is not effective, as applicable) in an amount equal to 1.5% of the aggregate purchase price for the 2007 Debentures.

The 2007 Debentures also require that the Company maintain a ratio of unrestricted cash to debenture ratio each quarter and remain listed on a national exchange. Upon default of either of these covenants, the Company would be required to repay, in cash, 120% of the par value of the 2007 Debentures outstanding on the default date.

NOTE 7—SERIES A AND SERIES B PREFERRED STOCK

Series A and Series B Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A Preferred Stock to Dow, each share of which was initially convertible into ten shares of the Company’s common stock. Currently, each share of Series A Preferred Stock is convertible into approximately ten shares of the Company’s common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of the Company’s common stock on April 25, 2005.

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

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B Preferred Stock for $1,250,000, and received detachable warrants to purchase 178,571 shares of the Company’s common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B Preferred Stock for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B Preferred Stock was initially convertible into ten shares of the Company’s common stock. Each share of Series B Preferred Stock is currently convertible into approximately sixteen shares of the Company’s common stock. The shares of Series B Preferred Stock bear a 6% cumulative dividend payable in shares of common stock or cash, at the Company’s option.  In accordance with the joint development arrangement and achievement of the first milestone, the Company also issued 138,150 shares of Series A Preferred Stock that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A Preferred Stock, the Company recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

The Company entered into an agreement with Dow whereby Dow waived anti-dilution adjustments for a period of one year in exchange for a reduction in their exercise price of warrants issued with the Series B from $2.10 to $1.25. As a result of this change, the Company recorded an adjustment of $16,153 as a charge to Series B Preferred Stock and increased additional paid-in capital.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 99,485 and 92,905 shares of common stock valued at $93,518 and $156,621 to employees as 401(k) Plan employer matching contributions during the first three months of 2007 and 2006, respectively.

The Company issued 491,400 and 465,400 shares of restricted common stock valued at $471,744 and $763,256 to employees as restricted stock during the three months ended March 31, 2007 and 2006, respectively. The Company also converted Series C Preferred Stock and Restated Convertible Debentures during the three months ended March 31, 2007. See note 5 for further details on these conversions.

NOTE 9—GECKO ENERGY TECHNOLOGIES, LLC.

During the year ended December 31, 2006, the Company acquired Gecko’s remaining outstanding common stock (the “Acquisition”) that it did not already own. Prior to the Acquisition in 2006, the Company accounted for its investment in Gecko under the equity method of accounting. On the Acquisition date, Gecko was a developmental stage company, as defined, and the Acquisition was accounted for as an asset acquisition, which although similar to accounting for a business combination pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”), no goodwill was recorded. During the three months ended March 31, 2007, the Company finalized the purchase accounting for the Acquisition which resulted in an increase of $146,000 to the intangibles acquired.  No other adjustments were required to finalize the purchase accounting.

NOTE 10—SUBSEQUENT EVENTS

In April 2007, the Company converted $600,000 of Series C into 728,857 shares of common stock. The Company has recorded a BCF charge of $42,000 associated with these conversions.

In April 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for 30 consecutive trading days prior to the date of the letter, the minimum bid price per share of the Company's listed securities had been below the minimum bid price per share of $1.00 as required for continued inclusion on the The Nasdaq Capital Market.

Nasdaq has provided the Company with 180 calendar days, or until October 22, 2007, to regain compliance. If, at anytime prior to October 22, 2007, the minimum bid price per share of the Company's common stock is $1.00 or more for a minimum of 10 consecutive business days, the staff of Nasdaq will provide written notification that the Company complies with the Rule.

If the Company does not demonstrate compliance with the Rule by October 22, 2007, the staff of Nasdaq will determine whether the Company meets The Nasdaq Capital Market initial listing criteria, except for the bid price requirement. If the staff determines the Company meets the initial listing criteria, the staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the staff will provide written notification that the Company’s securities will be delisted from The Nasdaq Capital Market. In that case, prior to any delisting, the Company may appeal the Nasdaq staff's determination to a Listing Qualifications Panel, which would conduct a hearing on the matter.  If the Company’s securities are de-listed from the Nasdaq Capital Market, there may be a risk of default under certain of the Company’s outstanding financial instruments.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained under the caption “Forward-Looking Statements” for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Results of Operations

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Revenues. Revenues for the three months ended March 31, 2007 were $67,700 compared to $69,882 for the same period of 2006, a decrease of $2,182. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended March 31, 2007 were $61,595 compared to $69,882 for the same period of 2006, a decrease of $8,287. Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenue earned.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended March 31, 2007 were $969,718 compared to $905,187 for the same period of 2006, an increase of $64,531. The expenses increased due to an increase in product development staff as compared to the same period last year.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2007 were $795,016 compared to $1,015,625 for the same period of 2006, a decrease of $220,609. The decrease was mainly the result of the non-recurrence of professional fees associated with strategic and financial transactions closed in 2006.

Non-cash Charges. Non-cash charges were $216,872 for the three months ended March 31, 2007 compared to $190,586 for the same period of 2005, an increase of $26,286.

The following is a breakdown by function of non-cash charges for stock awards for the three months ended March 31:

	2006	2005
Product development and marketing	$21,303	$15,779
General and administrative	187,420	169,170
Research and development	8,149	5,637
Total	$216,872	$190,586

Depreciation and Amortization. Depreciation and amortization was $225,965 for the three months ended March 31, 2007 compared to $137,187 for the same period of 2006, an increase of $88,778. The increase reflects intangible assets resulting from the acquisition of Gecko on December 29, 2006.

Research and Development Expense. Research and development expenses were $101,227 for the three months ended March 31, 2007 compared to $195,983 for the same period of 2006, a decrease of $94,756. The expenses decreased due to a decrease in research staff as compared to the same period last year.

Interest Expense, net. Net interest expense was $404,975 for the three months ended March 31, 2007 compared to $161,832 for the same period of 2006, an increase of $243,143. The increase was mainly attributable to more conversions of convertible securities which result in beneficial conversion feature charges, accelerated discount amortization, amortization of original issue discounts and issue costs on our 2007 Debentures in the first quarter of 2007 compared to the same period in 2006.

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $35.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million in a private placement of our redeemable Series C Preferred Stock. In May 2006, we received proceeds of $1.25 million in a private placement of Series B Preferred Stock. In February 2007, we received net proceeds of $5.95 million in a private placement transaction.

Convertible Debentures

On November 8, 2005, we issued a $2.4 million unsecured convertible debenture with a maturity date of September 30, 2007. In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we record a Beneficial Conversion Feature (“BCF”) if the unsecured debentures are converted into common stock at a discount. In 2006, we converted $1.95 million of the unsecured debentures in exchange for 1,352,462 shares of our common stock and recorded a BCF charge of $136,500 associated with the conversions. In the first quarter of 2007, we converted $300,000 of the unsecured debentures in exchange for 305,148 shares of our common stock and recorded a BCF charge of $21,000 associated with the conversion.

Redeemable Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of our redeemable Series C Preferred Stock (“Series C”). Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, we issued to the investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. During the three months ended March 31, 2007 and 2006, we recorded $92,181 and $54,227, respectively for the amortization of the discount.

On February 15, 2007, we entered into agreements with each holder of Series C pursuant to which we agreed, between the date of such agreement and June 15, 2007, to deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of our common stock at our option. As provided in the Certificate of Designations of the Series C, the closing sale price for our common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% in excess of the conversion price (if the applicable closing sale price is $1.25 or less) or 108% in excess of the conversion price (if the applicable closing sale price is greater than $1.25), in order for us to cause such conversion. As a result, these conversions will result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of our common stock on the date of the conversion. We recorded $56,000 in BCF expense related to conversions during the three months ended March 31, 2007.

Under the Series C purchase agreement, we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. During the three months ended March 31, 2007, we paid $68,061 in satisfaction of the quarterly dividend payments for the Series C. These dividends were recorded as interest expense since the Series C was recorded as a liability. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to our non-restricted cash accounts. During the three months ended March 31, 2007, we converted $1,426,000 of the Series C in exchange for 1,535,062 shares of our common stock. As of March 31, 2007, approximately $6.5 million of the Series C have been converted into 4,212,857 shares of our common stock and we have released $1,396,880 from restricted cash for the conversions and dividends paid.

Series A and Series B Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A Preferred Stock (“Series A”) to Dow, each share of which was initially convertible into ten shares of our common stock. Each share of Series A Preferred Stock is currently convertible into approximately ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of our common stock on April 25, 2005.

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

On May 3, 2006, the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable warrants to purchase 178,571 shares of our common stock with an exercise price of $2.10 per share which was recorded as a discount to Series B for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B was initially convertible into ten shares of our common stock. Each share of the Series B Preferred Stock is currently convertible into approximately sixteen shares of the Company’s common stock. The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at our option and are junior to Series A. In accordance with the joint development arrangement and achievement of the first milestone, we also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, we recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

We entered into an agreement with Dow whereby Dow waived anti-dilution adjustments for a period of one year in exchange for a reduction in their exercise price of warrants issued with the Series B from $2.10 to $1.25. As a result of this change, we recorded an adjustment of $16,153 to Series B Preferred Stock and increased additional paid-in capital.

Convertible Debentures

On February 16, 2007, we sold to six institutional and accredited investors $6,000,000 aggregate principal amount of our unsecured convertible debentures due 2009 (“the 2007 Debentures”), and three year warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Interest accrues on the 2007 Debentures at the prime rate (currently 8.25%) and is payable on a quarterly basis in shares of common stock (assuming the satisfaction of certain conditions) or, if we provide notice, we may elect to pay interest in cash. The 2007 Debentures are convertible into shares of our common stock at an initial conversion price of $1.42 and, under certain circumstances, at a conversion price equal to 91% of the volume weighted average price of the common stock for the 10 consecutive trading days preceding the applicable notice of conversion. The warrants were valued at $1,097,783 at the date of issuance.

The fair value of the warrants, together with the fair value of conversion features and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debenture or as they are exercised, whichever comes first. The debenture related liabilities are marked to market each period end through interest expense. During the three months ended March 31, 2007, we recorded interest expense of $66,077 for the amortization of the discount and interest income of $14,986 for the marking to market of the debenture related liabilities.

In connection with this private sale, we also entered into a registration rights agreement with the investors under which the Company filed a registration statement on March 30, 2007 to register under the Securities Act the resale of the shares underlying the 2007 Debentures (including any shares issued as payment of interest) and the warrants. If the registration statement filed with the SEC is not effective by June 16, 2007, we agreed to pay the investors liquidated damages (for each 30 day period in which we fail to file the registration statement or such registration statement is not effective, as applicable) in an amount equal to 1.5% of the aggregate purchase price for the 2007 Debentures.

The 2007 Debentures also require that we maintain a ratio of unrestricted cash to debenture ratio each quarter and remain listed on a national exchange. Upon default of either of these covenants, we would be required to repay, in cash, 120% of the par value of the 2007 Debentures outstanding on the default date.

Sources and Uses of Cash

As of March 31, 2007, we had $8,021,023 in cash and cash equivalents and restricted cash of $1,025,711. Cash used in operations totaled $1,934,387 and $2,221,093 during the three months ended March 31, 2007 and 2006, respectively, and related to primarily funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $148,047 and $572,246 during the three months ended March 31, 2007 and 2006, respectively. The decrease in 2007 from 2006 was directly related to our investment in Gecko. Restricted cash is comprised of $0.4 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with our amended lease agreement (see contractual obligations table below). These funds will not be available for use in operations until the letters of credit have been reduced or terminated. The $0.4 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2007.

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

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in March 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of March 31, 2007, we have repaid approximately $84,390.

Our contractual obligations are in the table outlined below:

Payment due in fiscal years
		2007
	Contractual Obligations	(nine months
	Total	remaining)	2008	2009	2010	2011
Operating lease - facility	$807,183	$363,233	$443,950	$—	$—	$—
Refundable grant obligation	143,132	—	—	—	143,132	—
Convertible unsecured debentures (1)	149,988	149,988	—	—	—	—
Redeemable Series C Preferred Stock (1)(2)	3,378,931	1,689,466	1,689,465	—	—	—
2007 Debentures (1)	6,000,000	—	—	6,000,000	—	—
Total	$10,479,234	$2,202,687	$2,133,415	$6,000,000	$143,132	$—

(1)  Redeemable Series C Preferred Stock, Convertible Unsecured Debentures and 2007 Debentures are convertible into common stock or can be satisfied with cash.
(2)  $1,689,466 of the Redeemable Series C Preferred Stock is required to be converted by June 15, 2007 and the remainder is due in the first quarter of 2008.

We believe that, based upon our current cash and cash equivalents and our projection for the source and uses of our cash during the first quarter, we will have sufficient cash and cash equivalents to satisfy anticipated cash needs through the first half of 2008.  We may raise additional funds through public or private financing, collaborative relationships or other arrangements at any time.  Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Discussion of Critical Accounting Policies

In preparing our consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Discussion of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

On May 11, 2007, Millennium Cell Inc. (the “Company”) issued 281,481 shares of its common stock to four holders of the Company’s Series C2 Convertible Preferred Stock upon the Company’s conversion of 200 shares of such stock.

On May 8, 2007, the Company issued an aggregate of 284,981 shares of its common stock to four holders of the Company’s Series C2 Convertible Preferred Stock upon the Company’s conversion of 200 shares of such stock.

The shares issued upon the conversions described above were issued to existing security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting such conversions. Accordingly, the issuance of such shares of common stock was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.       Exhibits

10.1†	—	Letter Agreement between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.2†	—
Securities Purchase Agreement, dated February 15, 2007, by and among the Company and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2007).

10.3†	—
Registration Rights Agreement, dated February 15, 2007, by and among the Company and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 16, 2007).

10.4†	—
Voting Agreement dated February 15, 2007 by and among the Company and the stockholders signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 16, 2007).

10.5†	—
Form of letter agreement entered into by the Company and each holder of Series C2 Preferred Stock on February 15, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2007).

10.6†	—
Amendment to Unsecured Convertible Debentures of Millennium Cell Inc., between Millennium Cell Inc. and the Majority Holders, dated March 16, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the SEC on March 19, 2007).

10.7†	—
Letter Agreement, between Millennium Cell Inc. and Adam P. Briggs, dated March 13, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed with the SEC on March 19, 2007).

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

May 15, 2007