Form 10-Q
period 2007-06-30
MILLENNIUM CELL INC
filed 2007-08-14
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,780,879 shares of Common Stock, par value $.001, were outstanding on August 11, 2007.

MILLENNIUM CELL INC.
(a development stage enterprise)
Index

PART I - FINANCIAL INFORMATION

Unless the context otherwise requires, all references to “we,” “us,” “our” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, Gecko Energy Technologies, LLC.

Unless the context otherwise requires, all references herein to our Series A Preferred Stock or Series A, Series B Preferred Stock or Series B and Series C Preferred Stock or Series C are references to our Series A2-0 Convertible Preferred Stock, Series A2-1 Convertible Preferred Stock, Series A2-2 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C2 Convertible Preferred Stock.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. When we use words such as “plan,” “believe,” “expect,” “anticipate,” “on target” and “intend” or similar expressions, we are making forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, a hydrogen battery technology and hydrogen delivery system, (ii) the cost and the commercial availability of the quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) competition from current, improving and alternate power technologies, (iv) our ability to raise capital at the times, in the amounts and at costs and terms that are acceptable to fund the development and commercialization of our hydrogen battery technology and hydrogen delivery system and our business plan, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (viii) our ability to enter into agreements with collaborators and strategic partners and the failure of our collaborators and strategic partners to perform under their agreements with us, (ix) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (x) our ability to secure government funding of our research and development and technology demonstration projects, (xi) our ability to meet all applicable NASDAQ Capital Market listing requirements, and (xii) other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                                                                                                                                                                             (Unaudited)

	June 30,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$6,158,720	$4,358,040
Restricted cash	237,514	174,045
Accounts receivable - trade	25,000	75,000
Accounts receivable - government	588,596	523,878
Prepaid expenses	90,163	133,992
Deferred financing costs	153,643	92,532
Total current assets	7,253,636	5,357,487

Property and equipment, net	203,943	307,257
Intangibles, net	3,134,986	3,280,257
Restricted cash	588,972	846,767
Deferred financing costs	76,746	29,407
Security deposit	45,676	45,676
Total assets	$11,303,959	$9,866,851

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$357,541	$352,480
Accrued expenses	1,194,847	1,016,198
Short-term portion of refundable grant obligation	—	13,197
Deferred compensation	78,338	116,273
Deferred revenue	380,962	113,153
Short-term portion of redeemable Series C preferred stock, net of discount (Note 6)	2,047,034	2,356,375
Convertible unsecured debentures (Note 6)	—	449,988
Total current liabilities	4,058,722	4,417,664

Redeemable Series C preferred stock, net of discount (Note 6)	—	2,356,375
Convertible unsecured debenture, net of discount (Note 6)	4,970,137	—
Debenture related liabilities (Note 6)	602,088
Refundable grant obligation	143,132	143,132
Commitments and contingencies
Stockholders equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 293,874 issued and outstanding as of June 30, 2007 and December 31, 2006	4,527,417	4,527,417
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 71,429 issued and outstanding as of June 30, 2007 and December 31, 2006	1,074,620	1,090,773
Common stock, $.001 par value; authorized 120,000,000 shares and 56,070,629 and 51,401,215 shares issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	56,070	51,401
Additional paid-in capital	109,448,511	105,486,561
Deficit accumulated during development stage	(113,576,738)	(108,206,472)
Total stockholders’ equity	1,529,880	2,949,680
Total liabilities and stockholders’ equity	$11,303,959	$9,866,851

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	Amounts
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	From Inception
Revenue	$—	$12,222	$67,700	$82,104	$2,091,237
Cost of revenue	—	12,222	61,595	82,104	1,959,697
Gross margin	—	—	6,105	—	131,540

Product development and marketing	1,107,903	829,885	2,077,621	1,735,073	28,632,656
General and administrative	915,294	1,035,105	1,710,310	2,053,842	31,217,352
Restructuring expense	—	—	—	—	104,982
Non-cash charges (Note 4)	264,284	2,460,055	481,155	2,650,641	32,773,242
Depreciation and amortization	215,886	78,138	441,851	215,325	3,926,857
Research and development	192,202	26,366	293,429	222,349	10,391,958
Total operating expenses	2,695,569	4,429,549	5,004,366	6,877,230	107,047,047

Loss from operations	(2,695,569)	(4,429,549)	(4,998,261)	(6,877,230)	(106,915,507)

Interest (income)expense, net	(32,970)	211,726	372,005	373,559	5,123,958
Equity in losses of unconsolidated subsidiary (Note 9)	—	84,107	—	137,407	1,190,900
Loss before income taxes	(2,662,599)	(4,725,382)	(5,370,266)	(7,388,196)	(113,230,365)

Benefit from income taxes	—	—	—	—	1,804,508

Net loss	(2,662,599)	(4,725,382)	(5,370,266)	(7,388,196)	(111,425,857)

Series B Preferred Stock dividends	18,750	6,575	37,500	6,575	81,884

Preferred stock amortization	—	—	—	—	(2,150,881)

Net loss applicable to common stockholders	$(2,681,349)	$(4,731,957)	$(5,407,766)	$(7,394,771)	$(113,658,622)

Loss per share — basic and diluted	$(.05)	$(.10)	$(.10)	$(.16)	$(3.32)
Weighted — average number of shares outstanding	54,867,421	48,358,350	54,038,470	47,662,882	34,249,772

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months	Cumulative
	Ended	Ended	Amounts
	June 30,	June 30,	From
	2007	2006	Inception
Operating activities
Net loss	$(5,370,266)	$(7,388,196)	$(111,425,857)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	441,851	215,325	3,926,857
Amortization of discount on unsecured debentures and preferred stock	392,856	119,537	3,181,019
Amortization of deferred financing costs	132,897	66,635	1,643,671
Non-cash interest charges	62,495	213,772	774,783
Beneficial conversion feature	283,500	105,000	2,442,582
Losses on investment in unconsolidated subsidiary	—	137,407	1,190,900
Non-cash charges	481,155	2,650,641	32,773,242
Changes in operating assets and liabilities:
Accounts receivable	(14,718)	33,714	(613,596)
Prepaid expenses and other assets	43,829	163,528	(135,838)
Accounts payable and accrued expenses	(670,126)	(383,589)	1,755,039
Deferred revenue	267,809	—	2,780,950
Net cash used in operating activities	(3,948,718)	(4,066,226)	(61,706,248)

Investing activities
Purchase of property and equipment	—	—	(2,885,446)
Patent registration costs	(190,385)	(82,422)	(1,292,892)
Investment in affiliate	—	(563,318)	(1,163,539)
Acquisition of Gecko, net of cash acquired	—	—	(856,078)
(Increase)/decrease in restricted cash	194,326	256,578	(826,485)
Net cash used in investing activities	3,941	(389,162)	(7,024,440)

Financing activities
Proceeds from sale of common stock	—	—	39,394,207
Underwriting and other expenses of initial public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	6,000,000	—	27,428,806
Proceeds from redeemable Series C preferred stock	—	—	10,000,000
Proceeds from Series B preferred stock	—	1,250,000	1,250,000
Deferred financing costs	(241,346)	—	(1,523,002)
Capital lease obligation payments	—	(6,173)	(86,184)
Payments from capital contribution	—	—	(400,000)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
Series B dividends paid	—	—	(44,384)
(Payments)/proceeds from grant, net	(13,197)	(49,611)	143,132
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash provided by financing activities	5,745,457	1,194,216	74,889,408
Net increase (decrease) in cash and cash equivalents	1,800,680	(3,261,172)	6,158,720
Cash and cash equivalents, beginning of period	4,358,040	11,675,877	—
Cash and cash equivalents, end of period	6,158,720	8,414,705	6,158,720

See notes to financial statements
Please see note 8 for supplemental cash flow information

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Series A	Series B	Accumulated	Stockholders’
	Shares	Amount	Capital	Preferred	Preferred	Deficit	Equity
Balance at December 31, 2006	51,401,215	$51,401	$105,486,561	$4,527,417	$1,090,773	$(108,206,472)	$2,949,680
Issuance of common stock from conversion of debentures and Series C preferred stock	4,006,101	4,006	3,271,994	—	—	—	3,276,000
Beneficial conversion feature on private placement transactions	—	—	283,500	—	—	—	283,500
Issuance of stock for BOD compensation	4,461	4	4,546	—	—	—	4,550
Issuance of common stock for interest payments	67,967	68	63,189	—	—	—	63,257
Issuance of common stock for 401(k)	99,485	100	93,418	—	—	—	93,518
Issuance of restricted stock for merit awards	491,400	491	(491)	—	—	—	—
Stock based compensation expense	—	—	262,380	—	—	—	262,380
Deferred compensation plan	—	—	4,761	—	—	—	4,761

Warrant adjustment	—	—	16,153	—	(16,153)	—	—
Series B preferred dividends	—	—	(37,500)	—	—	—	(37,500)
Net loss	—	—	—	—	—	(5,370,266)	(5,370,266)
Balance at June 30, 2007	56,070,629	$56,070	$109,448,511	$4,527,417	$1,074,620	$(113,576,738)	$1,529,880

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

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect this statement to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value.  Upon adoption of SFAS 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the carrying value and the fair value of the items as a cumulative-effect adjustment to the opening balance of retained earnings.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or beginning in fiscal 2008 for the Company.  The Company is currently evaluating whether they will elect to apply the fair value option to the Company’s assets and liabilities and the impact of the election on the consolidated financial statements.

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

The Company will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes (or alternatively - “operating expenses”) on the consolidated statements of income in any future periods in which the Company must record a liability related to income tax positions. Since the Company has not recorded a liability related to income tax positions at June 30, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

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

Stock Options

The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company issued 50,000 options to an officer during the six months ended June 30, 2007.   The fair value of the options issued was calculated using the Black-Scholes option pricing model with the following assumptions: fair value option price — $0.65; risk-free interest rate — 5.16%; dividend yield — 0%; expected volatility (based on historical volatility) — 75%; and expected life — 10 years.

Option activity for all outstanding options, vested and nonvested, from January 1, 2007 through June 30, 2007 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,911,655	$3.44	5.4	—
Granted	50,000	0.65	10.0	—
Exercised	—	—	—	—
Forfeited and cancelled	—	—	—	—
Outstanding at June 30, 2007	3,961,655	$3.41	4.9	$—
Vested and expected to vest at June 30, 2007	3,763,572	$3.41	4.9	$—
Exercisable at June 30, 2007	3,669,867	$3.64	4.8	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of June 30, 2007, there was $0.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.5 years.

 Restricted Stock Awards

Restricted stock awards vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Restricted stock awards are generally subject to forfeiture if the employee is not employed or a director is not a member of the board of directors on the vesting date. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer). The fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date of the award.

As of June 30, 2007 and 2006, the Company had issued an aggregate of 491,400 and 465,400 shares of restricted stock to employees with a fair market value of $471,744 and $763,256, respectively. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the six months ended June 30, 2007 and 2006, the Company recorded $197,968 and $139,000, respectively in non-cash charges for restricted stock issued to employees. The Company will recognize additional non-cash charges of $197,968 in the remainder of 2007 and an additional $910,350 of non-cash charges will be amortized through 2011, or earlier if other accelerated vesting features are met.

Changes in nonvested restricted stock awards during the six months ended June 30, 2007 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	736,480	$1.88
Granted	491,400	0.97
Vested	(50,000)	1.50
Forfeited	(81,640)	1.71
Nonvested at June 30, 2007	1,096,240	$1.88

As of June 30, 2007, there was $1.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense will be recognized as the shares vest.

Non-Cash Charges

The following is a breakdown by function of non-cash charges for stock-based awards and Series A Preferred Stock issued in the second quarter of 2006 (see Note 7) for the three and six months ended June 30:

	Three months ended June, 30		Six months ended June, 30
	2007	2006	2007	2006
Product development and marketing	$21,303	$2,129,474	$42,606	$2,145,253
General and administrative	234,832	324,946	422,252	494,118
Research and development	8,149	5,635	16,297	11,270
Total	$264,284	$2,460,055	$481,155	$2,650,641

NOTE 6—CONVERTIBLE DEBENTURES AND REDEEMABLE SERIES C PREFERRED STOCK

Amended Convertible Debentures

On November 8, 2005, the Company issued a $2.4 million unsecured convertible debenture with a maturity date of September 30, 2007 (the “Amended Convertible Debentures”).  In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company records a Beneficial Conversion Feature (“BCF”) if the Amended Convertible Debentures are converted into common stock at a discount. In 2006, the Company converted $1.95 million of the Amended Convertible Debentures into 1,352,462 shares of the Company’s common stock and recorded a BCF charge of $136,500 associated with the conversions. In the first half of 2007, the Company converted the remaining $450,000 of the Amended Convertible Debentures into 533,458 shares of the Company’s common stock and recorded a BCF charge of $31,500 associated with the conversion.

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of redeemable Series C. Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, the Company issued to the Series C investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first.  In July 2007 the exercise price of the warrants was reduced to $0.60 per share if exercised on or before October 25, 2007 as part of the consideration given by the Company in exchange for an amendment to the terms of the 2007 Debentures and certain agreements associated with the initial sale of the 2007 Debentures by the Company, described below.  During the six months ended June 30, 2007 and 2006, the Company recorded $160,284 and $119,547, respectively for the amortization of the discount.

On February 15, 2007, the Company entered into agreements (the “Letter Agreements”) with each holder of Series C pursuant to which the Company agreed, between the date of such agreement and July 15, 2007, to deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of the Company’s common stock during a four month period.  On May 30, 2007, the Company and each holder of Series C amended the Letter Agreements to extend the four month period for conversions to five months.   As provided in the Certificate of Designations of the Series C, the closing sale price for the Company’s common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% of the conversion price (if the applicable closing sale price is $1.25 or less) or 108% of the conversion price (if the applicable closing sale price is greater than $1.25), in order for the Company to cause such conversion. As a result, these conversions will result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of the Company’s common stock on the date of the conversion. During the six months ended June 30, 2007, the Company converted $2,826,000 of the Series C into 3,472,643 shares of the Company’s common stock.  These conversions fulfilled the Company’s obligations under the Letter Agreements.  The Company recorded $252,000 in BCF expense related to conversions during the six months ended June 30, 2007.

Under the Series C purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to non-restricted cash accounts.  As of June 30, 2007, approximately $7.9 million of the Series C have been converted into 6,150,438 shares of the Company’s common stock and as a result, $1,594,188 has been released from restricted cash to date.   During the six months ended June 30, 2007, the Company paid $105,024 in quarterly dividend payments for the Series C and issued 17,738 shares of common stock for Series C dividend payments valued at $11,814. These dividends were recorded as interest expense since the Series C was recorded as a liability.

2007 Convertible Debentures

On February 16, 2007, the Company sold to six institutional and accredited investors $6,000,000 aggregate principal amount of unsecured convertible debentures due February 16, 2009 (the “2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share.  Under certain circumstances, the investors are able to convert the 2007 Debentures at 91% of the volume weighted average price of the Company’s common stock for the 10 consecutive trading days preceding the applicable notice of conversion.

In July 2007, the Company and the investors executed a letter agreement in which they amended the 2007 Debentures and certain other agreements entered into by the Company and the investors in connection with the sale of the 2007 Debentures.  Under the letter agreement the investors agreed to eliminate the registration obligations of the Company in exchange for (i) certain covenants by the Company to enable the investors to rely on Rule 144(d) for potential future sales of the common stock which underlies the convertible debt, (ii) a reduction of the initial conversion price of the 2007 Debentures from $1.42 to $1.00, and (iii) a reduction of the exercise price of those warrants previously issued to certain investors in connection with the Series C offering, as mentioned above.  For a description of the amendment, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2007 and incorporated herein by reference.

Interest accrues on the 2007 Debentures at the prime rate (currently 8.25%) and is payable on a quarterly basis in shares of common stock (assuming satisfaction of certain Equity Conditions (as defined in the 2007 Debentures)) or, if the Company provides notice, it may elect to pay interest in cash.  The Company currently does not meet the Equity Conditions due to the Company’s non-compliance with NASDAQ listing standards and thus it is required to pay such interest in cash (see Note 10).

The fair value of the warrants, together with the fair value of conversion features and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debentures or as they are converted, whichever comes first. The Debenture related liabilities are marked to market each period end through interest expense. During the six months ended June 30, 2007, the Company recorded interest expense of $202,737 for the amortization of the debt discount for the 2007 Debentures and interest income of $671,128 for the marking to market of the debenture related liabilities.

After giving effect to the letter agreement described above, the 2007 Debentures require that the Company maintain a ratio of unrestricted cash to unsecured debt as of the end of each fiscal quarter of (i) 0.5 to 1.0 (from July 25, 2007 through March 31, 2008) and (ii) 0.8 to 1.0 (from March 31, 2008 until maturity).  In addition, the 2007 Debentures require that the Company’s common stock be listed on a national securities exchange (such as the NASDAQ Capital Market).  Upon default of either of these covenants, the Company would be required to repay, in cash, 120% of the outstanding principal amount, plus accrued and unpaid interest of the 2007 Debentures outstanding on the default date.

NOTE 7—SERIES A AND SERIES B PREFERRED STOCK

Series A and Series B Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A to Dow, each share of which is convertible into ten shares of the Company’s common stock.  As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of the Company’s common stock on April 25, 2005.

The purpose of the joint development arrangement is to enable the two companies to jointly develop portable power solutions based on the Company’s Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions. In July 2007, the Company and Dow amended the joint development arrangement. As amended, the joint development arrangement contemplates three milestones designed to culminate in a commercially viable hydrogen storage system for consumer electronics applications.  For a description of the amendment to the joint development arrangement, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2007 and incorporated herein by reference.

Under the joint development arrangement, as amended, upon the successful completion of milestone 1 and 2, Dow has a right, but not an obligation, to purchase a number of shares of the Company’s Series B which is convertible into a number of shares of the Company’s common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchased shares of the Company’s Series B , Dow would also receive warrants to purchase a number of shares of the Company’s common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B. If Dow elects not to purchase shares of the Company’s Series B upon the achievement of any milestone, the Company would be obligated to issue to Dow a lesser number of additional shares of Series A in consideration for Dow’s human resource and intellectual property contributions to the Company.  Upon the achievement of milestone 3, Dow will only receive a number of shares of the Company’s common stock with a market value (calculated using the volume weighted average price for the 30-trading day period prior to the date of issuance) equal to the greater of 1% of the Company’s fully diluted outstanding shares or $250,000.  If such issuance would cause Dow to beneficially own more than 9.9% of the Company’s outstanding common stock (the “9.9% Limit”), then the Company is obligated to pay to Dow in cash the value of those shares that would exceed the 9.9% Limit in lieu of their issuance.  Dow does not have the right to purchase any shares of the Company’s Series B in connection with the achievement of milestone 3.

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development arrangement was met. Dow elected to purchase 71,429 shares of Series B Preferred Stock for $1,250,000, and received detachable warrants to purchase 178,571 shares of the Company’s common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B was initially convertible into ten shares of the Company’s common stock. As a result of anti-dilution adjustments to the conversion price of the Series B, each share of Series B is currently convertible into approximately sixteen shares of the Company’s common stock.  As provided by the July 2007 amendment to the joint development arrangement, the Series B is subject to weighted average anti-dilution protection.  The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at the Company’s option.  In accordance with the joint development arrangement and achievement of the first milestone, the Company also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, the Company recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

In July 2007, the Company and Dow agreed that the parties had achieved the second milestone under the joint development arrangement.  Within 70 days of the milestone achievement date, the Company will issue to Dow shares of the Company’s Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the second milestone.  The number of Series A shares to be issued to Dow will be convertible into approximately 2% of the fully diluted outstanding common shares of the Company at time of issuance as provided by the agreements governing the joint development arrangement.  The fair value of the Series A will be charged to product development and marketing expenses.  Dow has informed the Company that it will not exercise its option to purchase Series B in connection with the achievement of the second milestone.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 99,485 and 92,905 shares of common stock valued at $93,518 and $156,621 to employees as 401(k) Plan employer matching contributions during the first six months of 2007 and 2006, respectively.

The Company issued 491,400 and 465,400 shares of restricted common stock valued at $471,744 and $763,256 to employees as restricted stock during the six months ended June 30, 2007 and 2006, respectively. The Company also converted Series C Preferred Stock and Amended Convertible Debentures during the six months ended June 30, 2007. See note 6 for further details on these conversions.

NOTE 9—GECKO ENERGY TECHNOLOGIES, LLC.

During the year ended December 31, 2006, the Company acquired Gecko’s remaining outstanding common stock (the “Acquisition”) that it did not already own. Prior to the Acquisition in 2006, the Company accounted for its investment in Gecko under the equity method of accounting. On the Acquisition date, Gecko was a developmental stage company, as defined, and the Acquisition was accounted for as an asset acquisition, which although similar to accounting for a business combination pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”), no goodwill was recorded. During the six months ended June 30, 2007, the Company finalized the purchase accounting for the Acquisition which resulted in an increase of $146,000 to the intangibles acquired.  No other adjustments were required to finalize the purchase accounting.

NOTE 10—CONTINGENCIES

In April 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for 30 consecutive trading days prior to the date of the letter, the minimum bid price per share of the Company's listed securities had been below the minimum bid price per share of $1.00 as required for continued inclusion on the NASDAQ Capital Market.

Nasdaq provided the Company with 180 calendar days, or until October 22, 2007, to regain compliance.  If, at anytime prior to October 22, 2007, the minimum bid price per share of the Company's common stock is $1.00 or more for a minimum of 10 consecutive business days, the staff of Nasdaq will provide written notification that  the Company complies with the Rule.

If the Company does not demonstrate compliance with the Rule by October 22, 2007, the staff of Nasdaq will determine whether the Company meets the NASDAQ Capital Market initial listing criteria, except for the bid price requirement.  If the staff determines the Company meets the initial listing criteria, as of October 22, 2007, the staff will notify the Company that it has been granted an additional 180 calendar day compliance period.  Otherwise, the staff will provide written notification that the Company’s securities will be delisted from the NASDAQ Capital Market.  In that case, prior to any delisting, the Company may appeal the Nasdaq staff's determination to a Listing Qualifications Panel, which would conduct a hearing on the matter.

NOTE 11—SUBSEQUENT EVENTS

As previously disclosed by the Company, in July 2007, the Company converted $1,328,000 of Series C into 2,044,050 shares of common stock.   As mentioned in Notes 6 and 7, in July 2007, the Company entered into amendments in connection with the 2007 Debenture, the Series C and the joint development arrangement with Dow.

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

Results of Operations

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Revenues. Revenues for the three months ended June 30, 2007 were $0 compared to $12,222 for the same period of 2006, a decrease of $12,222. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended June 30, 2007 were $0 compared to $12,222 for the same period of 2006, a decrease of $12,222. Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenue earned.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended June 30, 2007 were $1,107,903 compared to $829,885 for the same period of 2006, an increase of $278,018. The expenses increased due to an increase in product development staff as compared to the same period last year and also increased due to the acquisition of Gecko in the fourth quarter of 2006.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2007 were $915,294 compared to $1,035,105 for the same period of 2006, a decrease of $119,811. The decrease was mainly the result of the non-recurrence of professional fees associated with strategic and financial transactions closed in 2006.

Non-cash Charges. Non-cash charges were $264,284 for the three months ended June 30, 2007 compared to $2,460,055 for the same period of 2006, a decrease of $2,195,771.  The decrease was mainly the result of the issuance of Series A Preferred Stock to the Dow Chemical Company in 2006, which resulted in a non-cash charge of $2,113,695.

The following is a breakdown by function of non-cash charges for stock awards for the three months ended June 30:

	2007	2006
Product development and marketing	$21,303	$2,129,474
General and administrative	234,832	324,946
Research and development	8,149	5,635
Total	$264,284	$2,460,055

Depreciation and Amortization. Depreciation and amortization was $215,886 for the three months ended June 30, 2007 compared to $78,138 for the same period of 2006, an increase of $137,748. The increase reflects intangible asset amortization resulting from the acquisition of Gecko on December 29, 2006.

Research and Development Expense. Research and development expenses were $192,202 for the three months ended June 30, 2007 compared to $26,366 for the same period of 2006, an increase of $165,836. The expenses increased due to a decrease in our work with the Department of Energy, which was funding part of our research and development.

Interest (Income) Expense, net. Net (income)interest expense was ($11,073) for the three months ended June 30, 2007 compared to net interest expense of $278,923 for the same period of 2006, a decrease of $289,996. The decrease was mainly due to marking to market the fair value of the 2007 Debentures conversion feature and related warrants which was offset by beneficial conversion feature charges, accelerated discount amortization and issue costs on our Series C Preferred Stock.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Revenues. Revenues for the six months ended June 30, 2007 were $67,700 compared to $82,104 for the same period of 2006, a decrease of $14,404. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the six months ended June 30, 2007 were $61,595 compared to $82,104 for the same period of 2006, a decrease of $20,509. Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenue earned.

Product Development and Marketing Expense. Product development and marketing expenses for the six months ended June 30, 2007 were $2,077,621 compared to $1,735,073 for the same period of 2006, an increase of $342,548. The expenses increased due to an increase in product development staff as compared to the same period last year as well as the acquisition of Gecko in the fourth quarter of 2006.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2007 were $1,710,310 compared to $2,053,842 for the same period of 2006, a decrease of $343,532. The decrease was mainly the result of the non-recurrence of professional fees associated with strategic and financial transactions closed in 2006.

Non-cash Charges. Non-cash charges were $481,155 for the six months ended June 30, 2007 compared to $2,650,641 for the same period of 2005, a decrease of $2,169,486.  The decrease was mainly the result of the issuance of Series A Preferred Stock to the Dow Chemical Company in 2006, which resulted in a non-cash charge of $2,113,695.

The following is a breakdown by function of non-cash charges for stock awards for the six months ended June 30:

	2007	2006
Product development and marketing	$42,606	$2,145,253
General and administrative	422,252	494,118
Research and development	16,297	11,270
Total	$481,155	$2,650,641

Depreciation and Amortization. Depreciation and amortization was $441,851 for the six months ended June 30, 2007 compared to $215,325 for the same period of 2006, an increase of $226,526. The increase reflects intangible asset amortization resulting from the acquisition of Gecko on December 29, 2006.

Research and Development Expense. Research and development expenses were $293,429 for the six months ended June 30, 2007 compared to $222,349 for the same period of 2006, a decrease of $71,080.  The expenses increased due to a decrease in our work with the Department of Energy, which was funding part of our research and development.

Interest Expense, net. Net interest expense was $372,005 for the six months ended June 30, 2007 compared to $373,559 for the same period of 2006, a decrease of $1,554. The interest expense decrease due to the mark to market of the 2007 Debentures conversion feature and related warrants was offset by beneficial conversion feature charges, accelerated discount amortization and issue costs on our Series C Preferred Stock.

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $35.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million in a private placement of our redeemable Series C Preferred Stock. In May 2006, we received proceeds of $1.25 million in a private placement of Series B Preferred Stock. In February 2007, we received net proceeds of $5.76 million in unsecured debentures.

Amended Convertible Debentures

On November 8, 2005, we issued a $2.4 million unsecured convertible debenture with a maturity date of September 30, 2007 (the “Amended Convertible Debentures”).  In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we record a Beneficial Conversion Feature (“BCF”) if the Amended Convertible Debentures are converted into common stock at a discount. In 2006, we converted $1.95 million of the Amended Convertible Debentures into 1,352,462 shares of our common stock and recorded a BCF charge of $136,500 associated with the conversions. In the first half of 2007, we converted the remaining $450,000 of the Amended Convertible Debentures into 533,458 shares of our common stock and recorded a BCF charge of $31,500 associated with the conversion.

Redeemable Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of redeemable Series C. Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). Additionally, we issued to the Series C investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. In July 2007 the exercise price of the warrants was reduced to $0.60 per share if exercised on or before October 25, 2007 as part of the consideration given by us in exchange for certain amendments to the terms of the 2007 Debentures and certain agreements associated with the initial sale of the 2007 Debentures by the Company, as described below.  During the six months ended June 30, 2007 and 2006, we recorded $160,284 and $119,547, respectively for the amortization of the discount.

On February 15, 2007, we entered into agreements (the “Letter Agreements”) with each holder of Series C pursuant to which we agreed, between the date of such agreement and July 15, 2007, to deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of our common stock during a four month period.  On May 30, 2007, the Company and each holder of Series C amended the Letter Agreements to extend the four month period for conversions to five months.  As provided in the Certificate of Designations of the Series C, the closing sale price for our common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% of the conversion price (if the applicable closing sale price is $1.25 or less) or 108% of the conversion price (if the applicable closing sale price is greater than $1.25), in order for us to cause such conversion. As a result, these conversions will result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of our common stock on the date of the conversion. During the six months ended June 30, 2007, we converted $2,826,000 of the Series C into 3,472,643 shares of our common stock.  These conversions fulfilled our obligations under the Letter Agreements.  We recorded $252,000 in BCF expense related to conversions during the six months ended June 30, 2007.

Under the Series C purchase agreement, we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to non-restricted cash accounts.  As of June 30, 2007, approximately $7.9 million of the Series C have been converted into 6,150,438 shares of our common stock and as a result, $1,594,188 has been released from restricted cash to date.   During the six months ended June 30, 2007, we paid $105,024 in quarterly dividend payments for the Series C and issued 17,738 shares of common stock for Series C dividend payments valued at $11,814. These dividends were recorded as interest expense since the Series C was recorded as a liability.

Series A and Series B Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A to Dow, each share of which is convertible into ten shares of our common stock.. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of our common stock on April 25, 2005.

The purpose of the joint development arrangement is to enable the two companies to jointly develop portable power solutions based on our Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions.  In July 2007, the Company and Dow amended the joint development arrangement.  As amended, the joint development arrangement, contemplates three milestones designed to culminate in a commercially viable hydrogen storage system for consumer electronics applications.  For a description of the amendment to the joint development arrangement, please refer to our Current Report on Form 8-K, filed with the SEC on July 26, 2007 and incorporated herein by reference.

Under the joint development arrangement, as amended, upon the successful completion of milestone 1 and 2, Dow has a right, but not an obligation, to purchase a number of shares of our Series B which is convertible into a number of shares of our common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchased shares of our Series B, Dow would also receive warrants to purchase a number of shares of our common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock. If Dow elected not to purchase shares of our Series B upon the achievement of any milestone, we would be obligated to issue to Dow a lesser number of additional shares of Series A in consideration for Dow’s human resource and intellectual property contributions to us.  Upon the achievement of milestone 3, Dow has the right to receive our common stock with a market value (calculated using the volume weighted average price for the 30-trading day period prior to the date of issuance) equal to the greater of 1% of our fully diluted outstanding shares or $250,000.  If such issuance would cause Dow to beneficially own more than 9.9% of our outstanding common stock (the “9.9% Limit”), then we are obligated to pay Dow in cash the value of those shares that would exceed the 9.9% Limit in lieu of their issuance.  Dow does not have the right to purchase any shares of our Series B in connection with achievement of milestone 3.

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development arrangement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable warrants to purchase 178,571 shares of our common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B was initially convertible into ten shares of our common stock.  As a result of anti-dilution adjustments to the conversion price of the Series B, each share of Series B is currently convertible into approximately sixteen shares of our common stock. As provided by the July 2007 amendment to the joint development arrangement, the Series B is subject to weighted average anti-dilution protection.  The shares of Series B tock bear a 6% cumulative dividend payable in shares of common stock or cash, at our option.  In accordance with the joint development arrangement and achievement of the first milestone, we also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, we recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

In July 2007, we agreed that the parties had achieved the second milestone under the joint development arrangement.  Within 70 days of the milestone achievement date, we will issue to Dow shares of our Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the second milestone.  The number of Series A shares to be issued to Dow will be convertible into approximately 2% of the fully diluted outstanding common shares of us at time of issuance as provided by the agreements governing the joint development arrangement.  The fair value of the Series A will be charged to product development and marketing expenses.  Dow has informed us that it will not exercise its option to purchase Series B in connection with the achievement of the second milestone.

2007 Convertible Debentures

On February 16, 2007, we sold to six institutional and accredited investors $6,000,000 aggregate principal amount of unsecured convertible debentures due February 16, 2009 (the “2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share.  Under certain circumstances, the investors are able to convert the 2007 Debentures at 91% of the volume weighted average price of our common stock for the 10 consecutive trading days preceding the applicable notice of conversion.

In July 2007, the Company and the investors executed a letter agreement in which they amended the 2007 Debentures and certain other agreements entered into by us  and the investors in connection with the sale of the 2007 Debentures.  Under the letter agreement the investors agreed to eliminate our registration obligations in exchange for (i) certain covenants by us to enable the investors to rely on Rule 144(d) for potential future sales of the common stock which underlies the convertible debt, (ii) a reduction of the initial conversion price of the 2007 Debentures from $1.42 to $1.00, and (iii) a reduction of the exercise price of those warrants previously issued to certain investors in connection with the Series C offering, as mentioned above.  For a description of the amendment, please refer to our Current Report on Form 8-K filed with the SEC on July 26, 2007 and incorporated herein by reference.

Interest accrues on the 2007 Debentures at the prime rate (currently 8.25%) and is payable on a quarterly basis in shares of common stock (assuming satisfaction of certain Equity Conditions (as defined in the 2007 Debentures)) or, if we provide notice, we may elect to pay interest in cash.  We currently do not meet the Equity Conditions due to our non-compliance with NASDAQ listing standards and thus we are required to pay such interest in cash (see Note 10).

The fair value of the warrants, together with the fair value of conversion features and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debentures or as they are converted, whichever comes first. The Debenture related liabilities are marked to market each period end through interest expense. During the six months ended June, 2007, we recorded interest expense of $202,737 for the amortization of the discount and interest income of $671,128 for the marking to market of the debenture related liabilities.

After giving effect to the letter agreement described above, the 2007 Debentures require that we maintain a ratio of unrestricted cash to unsecured debt as of the end of each fiscal quarter of (i) 0.5 to 1.0 (from July 25, 2007 through March 31, 2008) and (ii) 0.8 to 1.0 (from March 31, 2008 until maturity).  In addition, the 2007 Debentures require that the Company’s common stock be listed on a national securities exchange (such as the NASDAQ Capital Market).  Upon default of either of these covenants, we would be required to repay, in cash, 120% of the outstanding principal amount, plus accrued and unpaid interest of the 2007 Debentures outstanding on the default date.

Sources and Uses of Cash

As of June 30, 2007, we had $6,158,720 in cash and cash equivalents and restricted cash of $826,486. Cash used in operations totaled $3,948,718 and $4,066,226 during the six months ended June 30, 2007 and 2006, respectively, and related to primarily funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $190,385 and $645,740 during the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 from 2006 was directly related to acquisition of Gecko. Restricted cash is comprised of $0.2 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with our amended lease agreement (see contractual obligations table below). These funds will not be available for use in operations until the letters of credit have been reduced or terminated. The $0.2 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2007.

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

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in March 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of June 30, 2007, we have repaid approximately $84,390.

Our contractual obligations are in the table outlined below:

Payment due in fiscal years
		2007
	Contractual Obligations	(six months
	Total	remaining)	2008	2009	2010	2011
Operating lease - facility	$686,105	$242,155	$443,950	$—	$—	$—
Refundable grant obligation	143,132	—	—	—	143,132	—
Redeemable Series C Preferred Stock (1)	2,047,034	----	2,047,034	—	—	—
2007 Debentures (1)	6,000,000	—	—	6,000,000	—	—
2007 Debentures interest	990,000	437,250	503,250	49,500	—	—
Total	$9,886,271	$679,405	$2,994,234	$6,049,500	$143,132	$—

(1)  Redeemable Series C Preferred Stock and 2007 Debentures are convertible into common stock or can be satisfied with cash.

We believe that, based upon our current cash and cash equivalents and our projection for the source and uses of our cash during the first half of 2007, we will have sufficient cash and cash equivalents to satisfy anticipated cash needs through the first half of 2008.

As mentioned above, if the Company does not satisfy either the minimum bid price requirement or the other initial listing requirements of Nasdaq as of October 22, 2007, the Company‘s common stock will be delisted from the NASDAQ Capital Market.  If our common stock is delisted, it will be an event of default under the 2007 Debentures which, if not waived by the holders of a majority of the outstanding convertible debentures, would give the holders the right to require us to redeem the outstanding 2007 Debentures at a price equal to 120% of the outstanding principal amount plus accrued and unpaid interest.

We are contemplating a number of options which could allow us to regain compliance with NASDAQ listing requirements or to obtain an additional grace period of 180 days in which to regain compliance. Our ability to obtain an additional 180-day grace period is predicated on our having stockholders’ equity of $5 million as of October 22, 2007.  In the event we are unable to regain compliance, or to obtain the additional 180-day grace period, we may consider restructuring our 2007 Debentures or taking other actions necessary to secure financing for operations.  We may raise additional funds through public or private financing, collaborative relationships or other arrangements at any time.  Additional funding, if sought, may not be available or, if available, may be offered at terms not favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Discussion of Critical Accounting Policies

In preparing our consolidated financial statements in accordance with United States generally accepted accounting principles, we are required to use judgment in making estimates and assumptions that affect the amounts reported in our financial statements and related notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. Future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. See Discussion of Critical Accounting Policies in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 4T.          Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of any changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report. That evaluation did not identify any significant changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Changes in Internal Controls

Since the evaluation date, there have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting.

 PART II

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

Except for the risk factor below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

If we fail to meet all applicable NASDAQ listing requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, the market price of our common stock could decline, and it would be an event of default under the 2007 Debentures.

If we fail to satisfy the minimum bid price requirement of $1.00 per share for 10 consecutive trading days before October 22, 2007 or are unable to qualify for a 180-day extension of this deadline, our common stock will likely be subject to delisting.  To obtain a 180-day extension of this deadline, it is necessary that we have $5 million of stockholders’ equity on October 22, 2007.  If our common stock is delisted then: (i) our market liquidity could be adversely affected and the market price of our common stock could decline, (ii) our ability to obtain financing could also be adversely affected, (iii) it would be an event of default under the 2007 Debentures which, if not waived by the holders of a majority of the outstanding convertible debentures, would give the holders the right to require us to redeem the outstanding 2007 Debentures at a price equal to 120% of the outstanding principal amount plus accrued and unpaid interest.

We are contemplating a number of options which could allow us to regain compliance with NASDAQ listing requirements.  In the event we are unable to regain compliance, we may consider restructuring our 2007 Debentures or taking other actions necessary to secure financing for operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Shareholders was held on May 3, 2007. The meeting was called for the following purposes: (1) to elect nine directors to serve on our Board of Directors, each for a one year term and until their respective successors are elected, (2) to ratify the Board of Directors’ appointment of Ernst & Young LLP as our independent public accountants for the 2006 fiscal year, (3) to approve our issuance of securities in accordance with the terms of our private placement of our 2007 Debentures. There were no shareholder proposals. The results of the voting was as follows:

Proposal (1)

	VOTES FOR	WITHHELD
G. Chris Andersen	44,481,116	2,989,842
Kenneth R. Baker	44,532,510	2,938,448
L.J. Evans, Jr.	44,543,810	2,927,148
Hideo Ito	44,509,234	2,961,724
Alexander MacLachlan	44,536,940	2,934,018
Peter A. McGuigan	44,461,161	3,009,797
Zoltan Merszei	44,525,810	2,945,148
H. David Ramm	44,421,904	3,049,054
James L. Rawlings	44,511,329	2,959,629

Proposal (2)

	For	Against	Abstain
To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007	47,070,011	248,815	152,132

Proposal (3)

	For	Against	Abstain
To approve the Company’s issuance of securities in accordance with the terms of the private placement of the 2007 Debentures*	15,540,267	1,925,590	1,901,941

* 28,103,160 votes were not counted as being present and entitled to vote for purposes of this proposal (other than to confirm that a quorum of stockholders were present ).

Item 5.       Other Information.

None.

Item 6.       Exhibits

10.1†	—
Form of amendment to letter agreement, entered into by the Company and the holders of a majority of the Series C2 Preferred Stock on May 30, 2007.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2007).

10.2*	—	Change-In-Control Agreement, dated as of June 22, 2007, by and between Millennium Cell Inc. and Dr. Richard Mohring

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

† Previously filed.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CELL INC.
(Registrant)

By: /s/ H. David Ramm
H. David Ramm
Chief Executive Officer
August 14, 2007

By: /s/ John D. Giolli
John D. Giolli
Chief Financial Officer
August 14, 2007