Form 10-Q
period 2007-09-30
MILLENNIUM CELL INC
filed 2007-11-14
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Registrant’s telephone number, including area code) (732) 542-4000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,930,601 shares of Common Stock, par value $.001, were outstanding on November 13, 2007.

MILLENNIUM CELL INC.
(a development stage enterprise)

Unless the context otherwise requires, all references to “we,” “us,” “our” and the “Company” include Millennium Cell Inc., and its wholly-owned subsidiary, Gecko Energy Technologies, LLC.

Unless the context otherwise requires, all references herein to our Series A Preferred Stock (or Series A), Series B Preferred Stock (or Series B) and Series C Preferred Stock (or Series C) are references to our Series A2-0 Convertible Preferred Stock, Series A2-1 Convertible Preferred Stock, Series A2-2 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C2 Convertible Preferred Stock, respectively.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,234,926	$4,358,040
Restricted cash	240,128	174,045
Accounts receivable - trade	—	75,000
Accounts receivable - government	698,752	523,878
Prepaid expenses	206,214	133,992
Deferred financing costs	128,512	92,532
Total current assets	5,508,532	5,357,487

Property and equipment, net	163,803	307,257
Intangibles, net	2,965,095	3,280,257
Restricted cash	588,972	846,767
Deferred financing costs	45,730	29,407
Security deposit	45,676	45,676
Total assets	$9,317,808	$9,866,851

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$420,976	$352,480
Accrued expenses	1,066,990	1,016,198
Refundable grant obligation	3,441	13,197
Deferred compensation	84,998	116,273
Deferred revenue	488,182	113,153
Short-term portion of redeemable Series C preferred stock, net of discount (Note 6)	631,703	2,356,375
Convertible unsecured debentures (Note 6)	—	449,988
Total current liabilities	2,696,290	4,417,664

Redeemable Series C preferred stock, net of discount (Note 6)	—	2,356,375
Convertible unsecured debentures, net of discount (Note 6)	5,034,288	—
Debenture related liabilities (Note 6)	478,466
Refundable grant obligation	139,691	143,132
Commitments and contingencies
Stockholders equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 407,620 and 293,874 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	5,232,642	4,527,417
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 71,429 issued and outstanding as of September 30, 2007 and December 31, 2006	1,074,620	1,090,773
Common stock, $.001 par value; authorized 120,000,000 shares and 58,691,538 and 51,401,215 shares issued and outstanding as of
September 30, 2007 and December 31, 2006, respectively	58,692	51,401
Additional paid-in capital	111,373,710	105,486,561
Deficit accumulated during development stage	(116,770,591)	(108,206,472)
Total stockholders’ equity	969,073	2,949,680
Total liabilities and stockholders’ equity	$9,317,808	$9,866,851

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Cumulative Amounts
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	From Inception

Revenue	$1,124	$4,900	$68,824	$87,004	$2,092,361
Cost of revenue	1,124	4,900	62,719	87,004	1,960,821
Gross margin	—	—	6,105	—	131,540

Product development and marketing	747,229	732,395	2,863,667	2,467,468	29,418,702
General and administrative	896,481	645,567	2,606,791	2,696,296	32,113,833
Restructuring expense	—	—	—	—	104,982
Non-cash charges (Note 4)	823,532	395,716	1,304,688	3,049,470	33,596,775
Depreciation and amortization	210,473	72,272	652,324	287,597	4,137,330
Research and development	193,606	15,345	487,035	237,694	10,585,564
Total operating expenses	2,871,321	1,861,295	7,914,505	8,738,525	109,957,186

Loss from operations	(2,871,321)	(1,861,295)	(7,908,400)	(8,738,525)	(109,825,646)

Interest (income) expense, net	283,714	137,105	655,719	510,662	5,407,672
Equity in losses of unconsolidated subsidiary (Note 9)	—	94,567	—	231,974	1,190,900
Loss before income taxes	(3,155,035)	(2,092,967)	(8,564,119)	(9,481,161)	(116,424,218)

Benefit from income taxes	—	—	—	—	1,804,508

Net loss	(3,155,035)	(2,092,967)	(8,564,119)	(9,481,161)	(114,619,710)

Series B Preferred Stock dividends	18,750	18,904	56,250	25,479	100,634

Preferred stock amortization	—	—	—	—	(2,150,881)

Net loss applicable to common stockholders	$(3,173,785)	$(2,111,871)	$(8,620,369)	$(9,506,640)	$(116,871,225)

Loss per share — basic and diluted	$(.06)	$(.04)	$(.16)	$(.20)	$(3.34)
Weighted — average number of shares outstanding	56,070,630	48,504,337	54,723,300	47,946,603	34,945,087

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended	Cumulative Amounts
	September 30, 2007	September 30, 2006	From Inception
Operating activities
Net loss	$(8,564,119)	$(9,481,161)	$(114,619,710)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	652,324	287,597	4,137,330
Amortization of discount on unsecured debentures and preferred stock	757,112	162,224	3,545,275
Amortization of deferred financing costs	189,044	90,430	1,699,818
Non-cash interest charges	127,786	308,078	840,074
Beneficial conversion feature	283,500	105,000	2,442,582
Losses on investment in unconsolidated subsidiary	—	231,974	1,190,900
Non-cash charges	1,304,688	3,049,470	33,596,775
Changes in operating assets and liabilities:
Accounts receivable	(99,874)	(24,946)	(698,752)
Prepaid expenses and other assets	(72,222)	5,696	(251,889)
Accounts payable and accrued expenses	(856,098)	(349,140)	1,569,068
Deferred revenue	375,029	66,653	2,888,170
Net cash used in operating activities	(5,902,830)	(5,548,125)	(63,660,359)

Investing activities
Purchase of property and equipment	—	—	(2,885,446)
Patent registration costs	(190,905)	(126,811)	(1,293,412)
Investment in affiliate	—	(1,392,221)	(1,163,539)
Acquisition of Gecko, net of cash acquired	—	—	(856,078)
(Increase)/decrease in restricted cash	191,712	249,600	(829,100)
Net cash provided by/(used in) investing activities	807	(1,269,432)	(7,027,575)

Financing activities
Proceeds from sale of common stock	33,452	—	39,427,659
Underwriting and other expenses of initial public offering	—	—	(3,669,613)
Proceeds from issuance of debentures	6,000,000	—	27,428,806
Proceeds from redeemable Series C preferred stock	—	—	10,000,000
Proceeds from Series B preferred stock	—	1,250,000	1,250,000
Deferred financing costs	(241,346)	—	(1,523,002)
Capital lease obligation payments	—	(6,173)	(86,184)
Payments from capital contribution	—	—	(400,000)
Proceeds from capital contribution	—	—	500,000
Payment of note payable	—	—	(250,000)
Series B dividends paid	—	—	(44,384)
(Payments)/proceeds from grant, net	(13,197)	(49,611)	143,132
Proceeds from sale of preferred stock	—	—	2,146,446
Net cash provided by financing activities	5,778,909	1,194,216	74,922,860
Net increase (decrease) in cash and cash equivalents	(123,114)	(5,623,341)	4,234,926
Cash and cash equivalents, beginning of period	4,358,040	11,675,877	—
Cash and cash equivalents, end of period	4,234,926	6,052,536	4,234,926

See notes to financial statements
Please see note 8 for supplemental cash flow information

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Series A	Series B	Accumulated	Stockholders’
	Shares	Amount	Capital	Preferred	Preferred	Deficit	Equity

Balance at December 31, 2006	51,401,215	$51,401	$105,486,561	$4,527,417	$1,090,773	$(108,206,472)	$2,949,680
Issuance of common stock from conversion of debentures and Series C preferred stock	6,234,375	6,234	4,707,766	—	—	—	4,714,000
Beneficial conversion feature on private placement transactions	—	—	283,500	—	—	—	283,500
Issuance of common stock for interest payments	85,705	86	74,985	—	—	—	75,071
Issuance of common stock for 401(k)	210,540	211	191,255	—	—	—	191,466
Issuance of Series A preferred stock, 113,746 shares issued				705,225			705,225
Series B preferred dividends	—	—	(56,250)	—	—	—	(56,250)
Warrant adjustment	—	—	185,153	—	(16,153)	—	169,000
Issuance of stock related to purchase of warrants	55,753	56	33,396				33,452
Issuance of restricted stock for merit awards	507,400	507	(507)	—	—	—	—
Stock based compensation expense	—	—	335,780	—	—	—	335,780
Issuance of stock for BOD compensation	196,550	197	160,313	—	—	—	160,510
Deferred compensation plan	—	—	(28,242)	—	—	—	(28,242)
Net loss	—	—	—	—	—	(8,564,119)	(8,564,119)
Balance at Sept. 30, 2007	58,691,538	$58,692	$111,373,710	$5,232,642	$1,074,620	$(116,770,591)	$969,073

See notes to financial statements

MILLENNIUM CELL INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Millennium Cell Inc., (the “Company”) and its wholly owned subsidiary, Gecko Energy Technologies, LLC, (“Gecko”). Gecko, a fuel cell technology company, was acquired by the Company on December 29, 2006. All inter-company transactions and accounts have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all known adjustments (which consist primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The interim statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company is engaged in a focused business development program with the objective of building a profitable hydrogen battery product business. As a result, the Company is devoting substantial efforts towards product development and marketing as well as research and development activities. The Company plans to continue to finance its operations with a combination of public and private financing, stock issuances, collaborative relationships and other arrangements until it achieves profitability. There can be no assurance, however, that the Company will be successful in obtaining an adequate level of financing when needed.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2—NEW ACCOUNTING PROUNOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value.  Upon adoption of SFAS 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the carrying value and the fair value of the items as a cumulative-effect adjustment to the opening balance of retained earnings.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or beginning in fiscal 2008 for the Company.  The Company is currently evaluating whether they will elect to apply the fair value option to the Company’s assets and liabilities and the impact of the election on the consolidated financial statements.

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

NOTE 4—INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No. 109” (“FIN 48”), on January 1, 2007.   FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.

The Company currently has a full valuation allowance against its net deferred tax assets and has not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of the provisions of FIN 48 did not have any impact on the Company’s financial statements.

The Company will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes (or alternatively - “operating expenses”) on the consolidated statements of income in any future periods in which the Company must record a liability related to income tax positions. Since the Company has not recorded a liability related to income tax positions at September 30, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company is no longer subject to federal or state income tax examinations for years prior to 2003.

NOTE 5—STOCK BASED COMPENSATION

In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan and reserved 6,000,000 shares of common stock, which includes shares that are allotted under the Company’s 401(k) plan. The plan provides for the granting of the following types of awards: stock options, stock warrants, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Stock awards issued under this plan have a life of ten years and generally vest ratably over three to five years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

Stock Options

The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company issued 175,000 options to an officer and members of the Advisory Board during the nine months ended September 30, 2007. The fair value of the options issued was calculated using the Black-Scholes option pricing model with the following assumptions: weighted-average exercise price — $0.61; risk-free interest rate — 5.16%; dividend yield — 0%; expected volatility (based on historical volatility) — 75%; and expected life — 10 years.

Option activity for all outstanding options, vested and nonvested, from January 1, 2007 through September 30, 2007 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,911,655	$3.44	—	—
Granted	175,000	0.61	10.0	—
Exercised	—	—	—	—
Forfeited and cancelled	1,226,966	3.05	—	—
Outstanding at September 30, 2007	2,859,689	$3.44	4.6	$2,500
Vested and expected to vest at September 30, 2007	2,659,511	$3.44	4.6	$2,325
Exercisable at September 30, 2007	2,596,033	$3.70	4.5	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of September 30, 2007, there was $0.2 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of 1.2 years.

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

During the nine months ended September 30, 2007 and 2006, the Company had issued an aggregate of 507,400 and 465,400 shares of restricted stock to employees with a fair market value of $487,104 and $763,256, respectively. These shares will generally vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. During the nine months ended September 30, 2007 and 2006, the Company recorded $299,832 and $208,499, respectively in non-cash charges for restricted stock issued to employees. The Company will recognize additional non-cash charges of $92,947 in the remainder of 2007 and an additional $849,399 of non-cash charges will be amortized through 2011, or earlier if other accelerated vesting features are met.

Changes in nonvested restricted stock awards during the nine months ended September 30, 2007 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	736,480	$1.88
Granted	507,400	0.97
Vested	(50,000)	1.45
Forfeited	(131,040)	1.51
Nonvested at September 30, 2007	1,062,840	$1.55

As of September 30, 2007, there was $1.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense will be recognized as the shares vest.

Non-Cash Charges

The following is a breakdown by function of non-cash charges for stock-based awards and Series A Preferred Stock:

	Three months ended Sept., 30		Nine months ended Sept., 30
	2007	2006	2007	2006
Product development and marketing	$729,408	$15,780	$747,831	$1,754,072
General and administrative	85,975	374,301	532,411	1,278,493
Research and development	8,149	5,635	24,446	16,905
Total	$823,532	$395,716	$1,304,688	$3,049,470

NOTE 6—CONVERTIBLE DEBENTURES AND REDEEMABLE SERIES C PREFERRED STOCK

Amended Convertible Debentures

On November 8, 2005, the Company issued a $2.4 million unsecured convertible debenture with a maturity date of September 30, 2007 (the “Amended Convertible Debentures”).  In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company records a Beneficial Conversion Feature (“BCF”) if the Amended Convertible Debentures are converted into common stock at a discount. In 2006, the Company converted $1.95 million of the Amended Convertible Debentures into 1,352,462 shares of the Company’s common stock and recorded a BCF charge of $136,500 associated with the conversions. During the nine months ended September 30, 2007, the Company converted the remaining $450,000 of the Amended Convertible Debentures into 533,458 shares of the Company’s common stock and recorded a BCF charge of $31,500 associated with the conversion.

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of redeemable Series C. Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Additionally, the Company issued to the Series C investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. In July 2007, the exercise price of the warrants was temporarily reduced to $0.60 per share if exercised on or before October 25, 2007 as part of the consideration given by the Company in exchange for certain amendments to the terms of the 2007 Debentures described below. This reduction in the warrant exercise price resulted in an additional $169,000 of debt discount and additional paid-in-capital on the balance sheet and is being amortized as interest expense throughout the term of the Series C or as the Series C shares are converted, whichever occurs first. During the nine months ended September 30, 2007 and 2006, the Company recorded $241,954 and $162,224, respectively for the amortization of the discount.

On February 15, 2007, the Company entered into agreements (the “Letter Agreements”) with each holder of Series C pursuant to which the Company agreed, between the date of such agreement and July 15, 2007, to deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of the Company’s common stock during a four month period. On May 30, 2007, the Company and each holder of Series C amended the Letter Agreements to extend the four month period for conversions under the Letter Agreements to five months, or August 15, 2007. As provided in the Certificate of Designations of the Series C, the closing sale price for the Company’s common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% of the conversion price (if the applicable closing sale price is $1.25 or less) or 108% of the conversion price (if the applicable closing sale price is greater than $1.25), in order for the Company to cause such conversion. As a result, these conversions will result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of the Company’s common stock on the date of the conversion. During the nine months ended September 30, 2007, the Company converted $4,154,000 of the Series C into 5,516,693 shares of the Company’s common stock. The Company recorded $252,000 in BCF expense related to conversions during the nine months ended September 30, 2007.

Under the Series C purchase agreement, the Company is required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to non-restricted cash accounts.  As of September 30, 2007, approximately $9.2 million of the Series C has been converted into 8,194,488 shares of the Company’s common stock and as a result, $1,594,188 has been released from restricted cash to date. During the nine months ended September 30, 2007, the Company paid $105,024 in quarterly dividend payments for the Series C and issued 44,717 shares of common stock for Series C dividend payments valued at $28,059. These dividends were recorded as interest expense since the Series C was recorded as a liability.

During the nine months ended September 30, 2007, a Series C warrant holder exercised 55,753 warrants with a strike price of $0.60. As a result of this exercise, the Company received gross proceeds of $33,452. This amount was recorded as common stock and additional paid-in capital in the third quarter of 2007.

2007 Convertible Debentures

On February 16, 2007, the Company sold to six institutional and accredited investors $6,000,000 aggregate principal amount of unsecured convertible debentures due February 16, 2009 (the “2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Under certain circumstances, the Company and/or the investors are able to convert the 2007 Debentures at 91% of the volume weighted average price of the Company’s common stock for the 10 consecutive trading days preceding the applicable notice of conversion. During the nine months ended September 30, 2007, a holder of the Company’s 2007 Debentures converted $110,000 principal amount of such debentures into 184,224 shares of the Company’s common stock.

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

Interest accrues on the 2007 Debentures at the prime rate (currently 7.50%) and is payable on a quarterly basis in shares of common stock (assuming satisfaction of certain Equity Conditions (as defined in the 2007 Debentures)) or, if the Company provides notice, it may elect to pay interest in cash. The Company currently does not meet the Equity Conditions due to the Company’s non-compliance with NASDAQ listing standards and thus it is required to pay such interest in cash (see Note 10). During the nine months ended September 30, 2007, the Company has recorded $307,019 in interest expense for the 2007 Debentures.

The fair value of the warrants issued with the 2007 Debentures, together with the fair value of conversion features and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debentures or as they are converted, whichever comes first. The Debenture related liabilities are marked to market each period end through interest expense. During the nine months ended September 30, 2007, the Company recorded interest expense of $406,722 for the amortization of the debt discount for the 2007 Debentures and interest income of $783,969 for the marking to market of the debenture related liabilities.

After giving effect to the letter agreement described above, the 2007 Debentures require that the Company maintain a ratio of unrestricted cash to unsecured debt as of the end of each fiscal quarter of (i) 0.5 to 1.0 (from July 25, 2007 through March 31, 2008) and (ii) 0.8 to 1.0 (from March 31, 2008 until maturity). In addition, the 2007 Debentures require that the Company’s common stock be listed on a national securities exchange (such as the NASDAQ Capital Market). Upon default of either of these covenants, the Company would be required to repay, in cash, 120% of the outstanding principal amount, plus accrued and unpaid interest of the 2007 Debentures outstanding on the default date. See Note 10 for the status of the Company’s listing on The Nasdaq Stock Market.

NOTE 7—SERIES A AND SERIES B PREFERRED STOCK

Series A and Series B Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A to Dow, each share of which is convertible into approximately ten shares of the Company’s common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of the Company’s common stock on April 25, 2005.

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

Under the joint development arrangement as amended, upon the successful completion of milestone 1 and 2, Dow had a right, but not an obligation, to purchase a number of shares of the Company’s Series B Preferred Stock then convertible into a number of shares of the Company’s common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchased shares of the Company’s Series B, Dow would also have been entitled to receive warrants to purchase a number of shares of the Company’s common stock equal to 25% of the number of shares of common stock issuable upon conversion of the Series B. If Dow elected not to purchase shares of the Company’s Series B upon the achievement of milestones 1 or 2, the Company would have been obligated to issue to Dow a lesser number of additional shares of Series A in consideration for Dow’s human resource and intellectual property contributions to the Company. Upon the achievement of milestone 3, Dow will only receive a number of shares of the Company’s common stock with a market value (calculated using the volume weighted average price for the 30-trading day period prior to the date of issuance) equal to the greater of 1% of the Company’s fully diluted outstanding shares or $250,000. If such issuance would cause Dow to beneficially own more than 9.9% of the Company’s outstanding common stock (the “9.9% Limit”), then the Company is obligated to pay to Dow in cash the value of those shares that would exceed the 9.9% Limit in lieu of their issuance. Dow does not have the right to purchase any shares of the Company’s Series B in connection with the achievement of milestone 3.

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development agreement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable warrants to purchase 178,571 shares of the Company’s common stock with an exercise price of $2.10 per share which were recorded as a discount to Series A for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B was initially convertible into ten shares of the Company’s common stock. As a result of anti-dilution adjustments to the conversion price of the Series B, each share of Series B is currently convertible into approximately sixteen shares of the Company’s common stock, which resulted in a reduction in the carrying value of the Series B and an addition to paid-in capital of $16,153. As provided by the July 2007 amendment to the joint development arrangement, the Series B is subject to weighted average anti-dilution protection. The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at the Company’s option.  In accordance with the joint development arrangement and achievement of the first milestone, the Company also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, the Company recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

In July 2007, the Company and Dow agreed that the parties had achieved the second milestone under the joint development arrangement. As a result, the Company issued 113,746 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the second milestone. As a result of the issuance of these shares, the Company recorded a non-cash charge of $705,225 as product development expense based on the market value of the underlying common stock as of September 9, 2007. Dow did not exercise its option to purchase Series B in connection with the achievement of the second milestone.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The Company issued 210,540 and 154,314 shares of common stock valued at $191,466 and $252,700 to employees as 401(k) Plan employer matching contributions during the first nine months of 2007 and 2006, respectively.

The Company issued 507,400 and 465,400 shares of restricted common stock valued at $487,104 and $763,256 to employees as restricted stock during the nine months ended September 30, 2007 and 2006, respectively. The Company also converted Series C Preferred Stock and Amended Convertible Debentures during the nine months ended September 30, 2007. See note 6 for further details on these conversions.

NOTE 9—GECKO ENERGY TECHNOLOGIES, LLC.

During the year ended December 31, 2006, the Company acquired Gecko’s remaining outstanding common stock (the “Acquisition”) that it did not already own. Prior to the Acquisition in 2006, the Company accounted for its investment in Gecko under the equity method of accounting. On the Acquisition date, Gecko was a developmental stage company, as defined, and the Acquisition was accounted for as an asset acquisition, which although similar to accounting for a business combination pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”), no goodwill was recorded. During the nine months ended September 30, 2007, the Company finalized the purchase accounting for the Acquisition which resulted in an increase of $146,000 to the intangibles acquired.  No other adjustments were required to finalize the purchase accounting for the Acquisition.

NOTE 10—CONTINGENCIES

In April 2007, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for 30 consecutive trading days prior to the date of the letter, the minimum bid price per share of the Company’s listed securities had been below the minimum bid price per share of $1.00, (the “Rule”), as required for continued inclusion on the Nasdaq Capital Market.

On October 23, 2007, the Company received a second letter from Nasdaq notifying the Company that it met all initial listing criteria for the Nasdaq Capital Market set forth in Marketplace Rule 4310(c), except for the bid price requirement, and that, as a result, the Company has been provided with an additional 180 calendar days, or until April 21, 2008, in which to regain compliance with the Rule.

If the Company does not demonstrate compliance with the Rule by April 21, 2008, the staff will provide written notification that the Company’s securities will be delisted from The Nasdaq Capital Market. In that case, prior to any delisting, the Company may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel, which would conduct a hearing on the matter.

NOTE 11—RELATED PARTIES

On September 20, 2007, the Company’s Board of Directors established an advisory board to assist the Board of Directors and senior management of the Company in promoting the Company’s products and technology to the appropriate government and military agencies and prime military contractors with the objective of enhancing the use of those products and the widespread adoption of the technology in a wide range of targeted applications.

On that date, the Company’s Board authorized the Company’s entry into consulting agreements with Llewellyn J. “Bud” Evans, Jr., a member of the Company’s Board of Directors and four other consultants. Pursuant to his consulting agreement, Mr. Evans agreed to serve as the Chairman of the advisory board, and pursuant to their consulting agreements, each of the four consultants agreed to serve as members of the advisory board, until December 31, 2007, and for successive one year periods thereafter until any such relationship is terminated by either party.

The Company agreed to pay or award to Mr. Evans for each full year during which he serves as a consultant, pro rated for 2007 and for any other period of less then a full year, the following: an honorarium of $7,500, a fee of $1,000 for each meeting Mr. Evans attends, and options to purchase 75,000 shares of the Company’s common stock.

During the nine months ended September 30, 2007, the Company has issued 125,000 stock options to Mr. Evans and the four consultants. The Company has paid or awarded to Mr. Evans, an honorarium of $2,500, a meeting fee of $1,000, and options to purchase 25,000 shares of its common stock at an exercise price of $0.60 and each of the Members, an honorarium of $2,000, a meeting fee of $1,000 and options to purchase 25,000 shares of its common stock at an exercise price of $0.60.

The Company may terminate each of the consulting agreements at anytime for any reason, including, in the case of Mr. Evans agreement, a finding by the Board that Mr. Evans’ relationship with the Company under the such agreement shall cause him to no longer be an “independent director” as defined under Nasdaq Marketplace Rule 4200(a)(15).

NOTE 12—SUBSEQUENT EVENTS

In October 2007, holders of the Company’s Series C converted $185,000 of Series C into 308,333 shares of common stock. Also, in October 2007, certain holders of the Company’s warrants exercised 830,149 of their warrants, with a strike price of $0.60, to purchase shares of the Company’s common stock. As a result of this exercise, the Company received gross proceeds of $668,839 in the fourth quarter of 2007.

On October 19, 2007, the Company entered into a securities purchase and sale agreement (the ”Agreement”) with Horizon Fuel Cell Technologies Pte Ltd., a company limited by shares organized under the laws of the Republic of Singapore (a privately held company) (“Horizon”), pursuant to which the Company issued to Horizon 7,936,508 shares of the Company’s common stock, par value $0.001 per share, and, in exchange therefor, Horizon issued to the Company a convertible promissory note in the aggregate principal amount of $5,000,000 (the “Horizon Note”), which will automatically convert into 33,740 of Horizon’s ordinary shares upon approval of certain of Horizon’s shareholders, which approval is necessary for Horizon’s board of directors to authorize the issuance of the Horizon Shares.  The Horizon Note matures on November 18, 2007 unless it is converted into the Horizon Shares (as described above) prior to such date. After giving effect to the issuance by the Company and the conversion of the note under the Agreement, the Company shares will represent approximately 11.7% of the Company’s outstanding common stock and the Horizon Shares will represent approximately 6.7% of Horizon’s outstanding voting share capital and therefore the Company will account for such voting share capital under the cost method.

The Agreement contains customary representations, warranties and covenants by the Company and Horizon, including covenants that each party shall (i) indemnify the other party for, among other things, losses incurred as a result of breaches of the indemnifying party’s representations, warranties and covenants under the Agreement, (ii) have, subject to certain restrictions, the right to designate one non-voting board observer to the other party’s board of directors, (iii) not sell, transfer or otherwise dispose of shares received pursuant to the Agreement for a period of one year (the “Lock-Up Period”), and (iv) vote the shares received pursuant to the Agreement in accordance with the recommendation of the relevant issuer’s board of directors during the Lock-Up Period.

Additionally, subject to obtaining any necessary waivers and approvals from the holders of existing registration rights, the Company agreed to prepare and file with the SEC a registration statement no later than 90 days prior to the expiration of the Lock-Up Period registering Horizon’s resale of the Company shares under the Securities Act of 1933, as amended, if and to the extent the Company shares would not be freely transferable without volume limitations in the absence of such registration at the expiration of the Lock-Up Period.

On October 19, 2007, in connection with the execution of the Agreement, the Company and Horizon entered into a non-binding letter of intent (the “LOI”) that sets forth the terms of a proposed amendment (the “Amendment”) to a Joint Development and Licensing Agreement, dated as of August 10, 2007, between the Company and Horizon.  Pursuant to the terms set forth in the LOI, the Amendment would provide that the Company and Horizon collaborate on an expanded range of products, marketing, and manufacturing efforts as well as granting preferential product pricing.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto included within this report. In addition to historical information, this Form 10-Q and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. See the discussion contained under the caption “Forward-Looking Statements” for more information. Our actual results could differ materially from those discussed in the forward-looking statements. The discussion below should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Overview

We are engaged in the development of hydrogen battery technology for use primarily in portable electronic devices for the military, medical, industrial and consumer markets. We are developing this technology in partnership with corporate and government entities. Hydrogen on Demand® is the trademarked name for our proprietary hydrogen energy storage and delivery technology. Our technology is based on the culmination of work reflected in more than 90 patents (granted or pending) that collectively provide us with a leading position in the system and fuel blend technology used to convert sodium borohydride to hydrogen energy for use in portable electronic device applications.

Our losses have resulted primarily from costs associated with product development and research and development activities as well as non-cash amortization of preferred stock and non-cash charges related to the issuance of debt and equity. As a result of planned expenditures in the areas of research, product development and marketing and additional non-cash charges relating to employee stock awards, we expect to incur additional operating losses for the foreseeable future.

Results of Operations

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Revenues. Revenues for the three months ended September 30, 2007 were $1,124 compared to $4,900 for the same period of 2006, a decrease of $3,776. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the three months ended September 30, 2007 were $1,124 compared to $4,900 for the same period of 2006, a decrease of $3,776. Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenue earned.

Product Development and Marketing Expense. Product development and marketing expenses for the three months ended September 30, 2007 were $747,229 compared to $732,395 for the same period of 2006, an increase of $14,834.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2007 were $896,481 compared to $645,567 for the same period of 2006, an increase of $250,914. The increase was mainly due to fewer allowable overhead expenses that could be billed under our cost sharing arrangement in the third quarter of 2007 compared to the same period in 2006.

Non-cash Charges. Non-cash charges were $823,532 for the three months ended September 30, 2007 compared to $395,716 for the same period of 2006, an increase of $427,816. The increase was mainly the result of the issuance of shares of Series A Preferred Stock to The Dow Chemical Company, which resulted in a non-cash charge of $705,225, offset by restricted stock awards that were fully amortized in 2006.

The following is a breakdown by function of non-cash charges for stock awards for the three months ended September 30:

	2007	2006
Product development and marketing	$729,408	$15,779
General and administrative	85,975	374,302
Research and development	8,149	5,635
Total	$823,532	$395,716

Depreciation and Amortization. Depreciation and amortization was $210,473 for the three months ended September 30, 2007 compared to $72,272 for the same period of 2006, an increase of $138,201. The increase reflects intangible asset amortization resulting from the acquisition of Gecko on December 29, 2006.

Research and Development Expense. Research and development expenses were $193,606 for the three months ended September 30, 2007 compared to $15,345 for the same period of 2006, an increase of $178,261. The expenses increased due to a decrease in our work with the Department of Energy, which funds part of our research and development. Consistent with its near term focus on developing products, the Company reduced the resources allocated to the Department of Energy program in order to meet deliverables in funded military programs aimed at portable power applications.

Interest Expense, net. Net interest expense was $283,714 for the three months ended September 30, 2007 compared to net interest expense of $137,105 for the same period of 2006, an increase of $146,609. The increase was mainly due to beneficial conversion feature charges, accelerated discount amortization and issue costs on the Series C and the 2007 Debentures.

Nine months Ended September 30, 2007 versus Nine months Ended September 30, 2006

Revenues. Revenues for the nine months ended September 30, 2007 were $68,824 compared to $87,004 for the same period of 2006, a decrease of $18,180. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2007 were $62,719 compared to $87,004 for the same period of 2006, a decrease of $24,285. Cost of revenues during the development stage represent the Product Development and Marketing expenses and Research and Development expenses associated with the revenue earned.

Product Development and Marketing Expense. Product development and marketing expenses for the nine months ended September 30, 2007 were $2,863,667 compared to $2,467,468 for the same period of 2006, an increase of $396,199. The expenses increased due to an increase in product development staff as compared to the same period last year as well as the acquisition of Gecko in the fourth quarter of 2006.

General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2007 were $2,606,791 compared to $2,696,296 for the same period of 2006, a decrease of $89,505. The decrease was mainly the result of the non-recurrence of professional fees associated with strategic and financial transactions closed in 2006.

Non-cash Charges. Non-cash charges were $1,304,688 for the nine months ended September 30, 2007 compared to $3,049,470 for the same period of 2006, a decrease of $1,744,782.  The decrease was mainly the result of the issuance of shares of Series A to The Dow Chemical Company in 2006, which resulted in a non-cash charge of $2,113,695 compared to the issuance in 2007, which resulted in a non-cash charge of $705,225.

The following is a breakdown by function of non-cash charges for stock awards for the nine months ended September 30:

	2007	2006
Product development and marketing	$747,831	$1,754,072
General and administrative	532,411	1,278,493
Research and development	24,446	16,905
Total	$1,304,688	$3,049,470

Depreciation and Amortization. Depreciation and amortization was $652,324 for the nine months ended September 30, 2007 compared to $287,597 for the same period of 2006, an increase of $364,727. The increase reflects intangible asset amortization resulting from the acquisition of Gecko on December 29, 2006.

Research and Development Expense. Research and development expenses were $487,035 for the nine months ended September 30, 2007 compared to $237,694 for the same period of 2006, an increase of $249,341. The expenses increased due to a decrease in our work with the Department of Energy, which funds part of our research and development. Consistent with its near term focus on developing products, the Company reduced the resources allocated to the Department of Energy program in order to meet deliverables in funded military programs aimed at portable power applications.

Interest Expense, net. Net interest expense was $655,719 for the nine months ended September 30, 2007 compared to $510,662 for the same period of 2006, an increase of $145,057. The interest expense increase was due to the beneficial conversion feature charges, accelerated debt discount amortization and issue costs on the Series C and the 2007 Debentures.

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $35.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million in a private placement of our redeemable Series C Preferred Stock. In May 2006, we received proceeds of $1.25 million in a private placement of Series B Preferred Stock. In February 2007, we received net proceeds of $5.76 million in a private placement of unsecured debentures.

Amended Convertible Debentures

On November 8, 2005, we issued a $2.4 million unsecured convertible debenture with a maturity date of September 30, 2007 (the “Amended Convertible Debentures”).  In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we record a Beneficial Conversion Feature (“BCF”) if the Amended Convertible Debentures are converted into common stock at a discount. In 2006, we converted $1.95 million of the Amended Convertible Debentures into 1,352,462 shares of our common stock and recorded a BCF charge of $136,500 associated with the conversions. During the nine months ended September 30, 2007, we converted the remaining $450,000 of the Amended Convertible Debentures into 533,458 shares of our common stock and recorded a BCF charge of $31,500 associated with the conversion.

Redeemable Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of redeemable Series C. Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at our option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with our common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Additionally, we issued to the Series C investors three-year warrants to purchase an aggregate of 1.25 million shares of our common stock at an exercise price equal to $2 per share, subject to adjustment based on customary antidilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and are being amortized as interest expense throughout the term of the Series C or as they are converted, whichever comes first. In July 2007 the exercise price of the warrants was temporarily reduced to $0.60 per share if exercised on or before October 25, 2007 as part of the consideration given by us in exchange for certain amendments to the terms of the 2007 Debentures described below. The reduction in the warrant exercise price resulted in an additional $169,000 of debt discount and additional paid-in-capital on the balance sheet and is being amortized as interest expense throughout the term of the Series C or as the Series C shares are converted, whichever occurs first. During the nine months ended September 30, 2007 and 2006, we recorded $241,954 and $162,224, respectively for the amortization of the discount.

On February 15, 2007, we entered into agreements (the “Letter Agreements”) with each holder of Series C pursuant to which we agreed, between the date of such agreement and July 15, 2007, to deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of our common stock during a four month period. On May 30, 2007, the Company and each holder of Series C amended the Letter Agreements to extend the four month period for conversions under the Letter Agreements to five months or August 15, 2007. As provided in the Certificate of Designations of the Series C, the closing sale price for our common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% of the conversion price (if the applicable closing sale price is $1.25 or less) or 108% of the conversion price (if the applicable closing sale price is greater than $1.25), in order for us to cause such conversion. As a result, these conversions will result in BCF charges in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price would be lower than the market price of our common stock on the date of the conversion. During the nine months ended September 30, 2007, $4,154,000 of the Series C were converted into 5,516,693 shares of our common stock. We recorded $252,000 in BCF expense related to conversions occuring during the nine months ended September 30, 2007.

Under the Series C purchase agreement, we are required to restrict funds for future dividends to be paid to Series C holders. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. According to the Series C purchase agreement, as dividends are issued or paid, and conversions are executed, the restricted cash is released ratably to non-restricted cash accounts.  As of September 30, 2007, approximately $9.2 million of the Series C have been converted into 8,194,488 shares of our common stock and as a result, $1,594,188 has been released from restricted cash to date. During the nine months ended September 30, 2007, we paid $105,024 in quarterly dividend payments for the Series C and issued 44,717 shares of common stock for Series C dividend payments valued at $28,059. These dividends were recorded as interest expense since the Series C was recorded as a liability.

During the nine months ended September 30, 2007, a Series C warrant holder exercised 55,753 warrants with a strike price of $0.60. As a result of this exercise, we received gross proceeds of $33,452. This amount was recorded as common stock and additional paid-in capital in the third quarter of 2007.

Series A and Series B Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A to Dow, each share of which is convertible into approximately ten shares of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock as of April 25, 2005. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of our common stock on April 25, 2005.

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

Under the joint development arrangement, as amended, upon the successful completion of milestone 1 and 2, Dow had a right, but not an obligation, to purchase a number of shares of our Series B then convertible into a number of shares of our common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchased shares of our Series B, Dow would also have been entitled to receive warrants to purchase a number of shares of our common stock equal to 25% of the number of shares of common stock issuable upon conversion of the Series B. If Dow elected not to purchase shares of our Series B upon the achievement of milestone 1 or 2, we would have been obligated to issue to Dow a lesser number of additional shares of Series A in consideration for Dow’s human resource and intellectual property contributions to us. Upon the achievement of milestone 3, Dow will only receive a number of shares of our common stock with a market value (calculated using the volume weighted average price for the 30-trading day period prior to the date of issuance) equal to the greater of 1% of our fully diluted outstanding shares or $250,000. If such issuance would cause Dow to beneficially own more than 9.9% of our outstanding common stock (the “9.9% Limit”), then we are obligated to pay Dow in cash the value of those shares that would exceed the 9.9% Limit in lieu of their issuance. Dow does not have the right to purchase any shares of our Series B in connection with achievement of milestone 3.

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development arrangement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable warrants to purchase 178,571 shares of our common stock with an exercise price of $2.10 per share which were recorded as a discount to Series A for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B was initially convertible into ten shares of our common stock. As a result of anti-dilution adjustments to the conversion price of the Series B, each share of Series B is currently convertible into approximately sixteen shares of our common stock which resulted in a reduction in the carrying value of the Series B and an addition to paid-in capital of $16,153. As provided by the July 2007 amendment to the joint development arrangement, the Series B is subject to weighted average anti-dilution protection. The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at our option.  In accordance with the joint development arrangement and achievement of the first milestone, we also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, we recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock as of May 26, 2006.

In July 2007, both parties agreed that the second milestone was achieved under the joint development arrangement. In accordance with the joint development arrangement and achievement of the first milestone, we issued 113,746 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance, we recorded a non-cash charge of $705,225 as product development expense based on the market value of the common stock underlying the newly issued shares of Series A as of September 9, 2007. Dow did not exercise its option to purchase Series B in connection with the achievement of the second milestone.

2007 Convertible Debentures

On February 16, 2007, we sold to six institutional and accredited investors $6,000,000 aggregate principal amount of unsecured convertible debentures due February 16, 2009 (the “2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Under certain circumstances, we and/or the investors are able to convert the 2007 Debentures at 91% of the volume weighted average price of our common stock for the 10 consecutive trading days preceding the applicable notice of conversion. During the nine months ended September 30, 2007, a holder of our 2007 Debentures converted $110,000 principal amount of such debentures into 184,224 shares of our common stock.

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

Interest accrues on the 2007 Debentures at the prime rate (currently 7.50%) and is payable on a quarterly basis in shares of common stock (assuming satisfaction of certain Equity Conditions (as defined in the 2007 Debentures)) or, if we provide notice, we may elect to pay interest in cash. We currently do not meet the Equity Conditions due to our non-compliance with NASDAQ listing standards and thus we are required to pay such interest in cash (see Note 10). During the nine months ended September 30, 2007, we have recorded $307,019 in interest expense for the 2007 Debentures.

The fair value of the warrants issued with the 2007 Debentures, together with the fair value of conversion features and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debentures or as they are converted, whichever comes first. The Debenture related liabilities are marked to market each period end through interest expense. During the nine months ended September 30, 2007, we recorded interest expense of $406,722 for the amortization of the debt discount for the 2007 Debentures and interest income of $783,969 for the marking to market of the debenture related liabilities.

After giving effect to the letter agreement described above, the 2007 Debentures require that we maintain a ratio of unrestricted cash to unsecured debt as of the end of each fiscal quarter of (i) 0.5 to 1.0 (from July 25, 2007 through March 31, 2008) and (ii) 0.8 to 1.0 (from March 31, 2008 until maturity). In addition, the 2007 Debentures require that the Company’s common stock be listed on a national securities exchange~~.~~ (such as the NASDAQ Capital Market). Upon default of either of these covenants, we would be required to repay, in cash, 120% of the outstanding principal amount, plus accrued and unpaid interest of the 2007 Debentures outstanding on the default date.

Sources and Uses of Cash

As of September 30, 2007, we had $4,234,926 in cash and cash equivalents and restricted cash of $829,100. Cash used in operations totaled $5,902,829 and $5,548,125 during the nine months ended September 30, 2007 and 2006, respectively, and related to primarily funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $190,905 and $1,519,032 during the nine months ended September 30, 2007 and 2006, respectively. The decrease in 2007 from 2006 was directly related to acquisition of Gecko in 2006. Restricted cash is comprised of $0.2 million as security on Series C Preferred dividends and $0.6 million of cash used for collateral as security deposit held by our landlord in connection with our amended lease agreement (see contractual obligations table below). These funds for the amended lease agreement will not be available for use in operations until the letters of credit have been reduced or terminated. The $0.2 million of restricted cash related to the Series C Preferred will be available to us ratably as dividends are paid to the holders or as they are converted, whichever comes first.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2007.

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

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in March 2001, ranges from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of September 30, 2007, we have repaid approximately $84,390.

Our contractual obligations are in the table outlined below:

	Payment due in fiscal years
	Contractual Obligations	2007 (three months
	Total	remaining)	2008	2009	2010	2011
Operating lease - facility	$565,028	$121,078	$443,950	$—	$—	$—
Refundable grant obligation	143,132	—	3,441	—	139,691	—
Redeemable Series C Preferred Stock (1)	790,000	—	790,000	—	—	—
2007 Debentures (1)	6,000,000	—	—	6,000,000	—	—
2007 Debentures interest	619,678	112,892	449,113	57,673	—	—
Total	$8,117,838	$233,970	$1,686,504	$6,057,673	$139,691	$—

(1)	Redeemable Series C Preferred Stock and 2007 Debentures are convertible into common stock or can be satisfied with cash.

We believe that, based upon our current cash and cash equivalents and our projection for the source and uses of our cash in the future that we will have sufficient cash and cash equivalents to satisfy anticipated cash needs into the second quarter of 2008.

As mentioned above, if the Company does not satisfy either the minimum bid price requirement or the other initial listing requirements of Nasdaq as of April 21, 2008, the Company’s common stock will be delisted from the NASDAQ Capital Market. If our common stock is delisted, it will be an event of default under the 2007 Debentures which, if not waived by the holders of a majority of the outstanding convertible debentures, would give the holders the right to require us to redeem the outstanding 2007 Debentures at a price equal to 120% of the outstanding principal amount plus accrued and unpaid interest.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements included in this Quarterly Report for more information related to new accounting pronouncements.

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

Our systems’ ability to produce energy depends on the availability of sodium borohydride, which has a limited commercial use and is not manufactured in vast quantities. There are currently only two major manufacturers of sodium borohydride and there can be no assurance that the high cost of this specialty chemical will be reduced. Once we commence full operations in the future, we may need to enter into long-term supply contracts to protect against price increases of sodium borohydride. As a result, we may be subject to commodity price risk in the future and there can be no assurance that we will be able to enter into agreements to protect against such risk.

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

If we fail to satisfy the minimum bid price requirement of $1.00 per share for 10 consecutive trading days before April 21, 2008, our common stock will likely be subject to delisting. If our common stock is delisted then: (i) our market liquidity could be adversely affected and the market price of our common stock could decline, (ii) our ability to obtain financing could also be adversely affected, (iii) it would be an event of default under the 2007 Debentures which, if not waived by the holders of a majority of the outstanding convertible debentures, would give the holders the right to require us to redeem the outstanding 2007 Debentures at a price equal to 120% of the outstanding principal amount plus accrued and unpaid interest.

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
Advisory Board Chairman Consulting Agreement, between Millennium Cell Inc. and Llewellyn J. “Bud” Evans, Jr., dated as of September 20, 2007.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 04, 2007).

10.2†	—
 Form of Advisory Board Consulting Agreement, between Millennium Cell Inc. and each of the Members, dated as of September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 04, 2007).

10.3†
Retention Agreement, between Millennium Cell Inc. and John D. Giolli, dated as of September 28, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 04, 2007).

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
November 14, 2007

By:	/s/ John D. Giolli
John D. Giolli
Chief Financial Officer
November 14, 2007