Form 10-K
period 2007-12-31
MILLENNIUM CELL INC
filed 2008-03-19
CIK 1114872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

000-31083
(Commission File Number)

MILLENNIUM CELL INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3726792 (I.R.S. Employer Identification Number)
1 Industrial Way West, Eatontown, New Jersey (Address Of Principal Executive Offices)	07724 (Zip Code)

(732) 542-4000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.001 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in the Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934). (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,853,639. The aggregate market value was computed by using the closing price of the common stock as of that date on the NASDAQ Capital Market. For the purposes of determining this amount only, the registrant has defined affiliates to include: (a) all executive officers of the registrant and (b) all directors of the registrant.

The number of shares outstanding of the registrant’s common stock as of March 12, 2008 was 75,623,716.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 19, 2008 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 17, 2008 are incorporated by reference into Part III.

Unless the context otherwise requires, all references to “we,” “us,” “our,” and the “Company” include Millennium Cell Inc., a Delaware corporation, and its wholly-owned subsidiary, Gecko Energy Technologies, LLC.

Unless the context otherwise requires, all references herein to “Series A Preferred Stock” (or “Series A”), “Series B Preferred Stock” (or “Series B”) and “Series C Preferred Stock” (or “Series C”) are references to our Series A2-0 Convertible Preferred Stock, Series A2-1 Convertible Preferred Stock, Series A2-2 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock and Series C2 Convertible Preferred Stock, respectively.

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995). These forward-looking statements reflect our current view about future events and financial performance and are subject to risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. When we use words such as “plan,” “believe,” “expect,” “anticipate,” “on target” and “intend” or similar expressions, we are making forward-looking statements, although not all forward-looking statements contain such words or expressions. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise. These factors include, but are not limited to, the following: (i) the cost and timing of development and market acceptance of, and the availability of components and raw materials required by, hydrogen battery technology and hydrogen delivery system, (ii) the cost and commercial availability of the quantities of raw materials required by the hydrogen fuel storage and delivery systems, (iii) competition from current, improving and alternate power technologies, (iv) our ability to satisfy our immediate need for capital, in the amounts and at costs and upon terms that are acceptable to fund the development and commercialization of our hydrogen battery technology and hydrogen delivery system and our business plan, (v) our ability to protect our intellectual property, (vi) our ability to achieve budgeted revenue and expense amounts, (vii) our ability to generate revenues from the sale or license of, or provision of services related to, our technology, (viii) our ability to enter into agreements with collaborators and strategic partners and the potential failure of our collaborators and strategic partners to perform under their agreements with us, (ix) our ability to generate design, engineering or management services revenue opportunities in the hydrogen generation or fuel cell markets, (x) our ability to secure government funding of our research and development and technology demonstration projects (xi) our ability to meet all applicable NASDAQ Capital Market listing requirements and (xii) other factors discussed under the caption “Risk Factors,” on page 7.

PART I

Item 1. Business.

General

We were formed as a Delaware limited liability company in 1998, organized and began operations on January 1, 1999 and converted into a Delaware corporation on April 25, 2000. Our current business focus is to develop hydrogen batteries comprised of a fuel cell and our proprietary hydrogen storage technology for use in portable electronic devices for the military, industrial, medical and consumer electronics markets. We believe our hydrogen cartridge technology with a fuel cell creates a portable power source that can offer runtime, weight, safety and cost advantages versus existing battery solutions. On December 29, 2006, we acquired Gecko Energy Technologies, Inc, (“Gecko”) a fuel cell company to provide us with the ability to deliver a complete hydrogen battery product to customers. In addition, in October 2007 we expanded our relationship with Horizon Fuel Cells Plc of Singapore, (“Horizon”), and exchanged approximately 11.7% of our then outstanding common stock, for approximately 6.7% of Horizon’s ordinary shares then outstanding. We also continue to license our hydrogen cartridge technology and designs to companies which develop fuel cell systems.

The report of our independent accountants for the fiscal year ended December 31, 2007, states that our recurring losses from operations, our deficit accumulated during the developmental stage, and the lack of sufficient liquidity to fund ongoing operations for the next fiscal year raise substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report on Form 10-K, we believe, based on our current proposed plans and assumptions relating to our operations, that our current cash and cash equivalents, and cash from our cost-sharing agreements, will be sufficient to fund our operations through the end of April 2008. Management is pursuing various sources of debt or equity financing, government funding, collaborative relationships or other arrangements to secure additional capital. For further information on our need for capital, please refer to the section captioned “Capital Resources and Liquidity” contained in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Our Hydrogen on Demand® Technology

Our hydrogen cartridges provide a unique way to safely store and deliver hydrogen energy in a “battery” sized package. Systems that utilize our proprietary Hydrogen on Demand® technology provide what we believe to be an excellent value proposition for a number of high performance applications. In one architecture of our system, the energy is stored in a sodium borohydride fuel blend, which, when exposed to a catalyst releases hydrogen (stored energy) instantly. The fuel blends used in our hydrogen battery technology are comprised of a combination of water, sodium borohydride and other chemicals. Other methods of hydrogen generation using sodium borohydride and other chemical hydrides are under development and may use different catalysts and/or fuel blends.

The hydrogen produced by our hydrogen cartridges is converted into electricity by a fuel cell. A fuel cell transforms hydrogen and oxygen directly into electrical power and produces power as long as the hydrogen and oxygen are supplied to it. We co-develop hydrogen fuel cell systems that are comprised of a combination of our partners’ fuel cells and disposable hydrogen cartridges based on our technology. The fuel cells in some cases will be integrated into the electronics of the device and in other cases external to the device, depending on the application requirements. Hydrogen is supplied to the fuel cell by our safe, easy-to-use disposable cartridges which will in many devices fit into the existing battery bay.

In August 2007, we entered into a Joint Development and Licensing Agreement (the “Horizon JDA”) with Horizon, a Singapore based company that manufactures and sells fuel cell power products. Horizon has successfully commercialized its fuel cells in the toy industry and is now focused on increasing their market to include larger fuel cell power systems for use as emergency and recreational generators. In October, 2007 the two companies entered into both (i) a Securities Purchase and Sale Agreement (the “Horizon Agreement”) with Horizon, pursuant to which the Company issued to Horizon 7,936,508 shares of the Company’s common stock and in exchange Horizon issued to the 33,740 of Horizon’s ordinary shares (representing approximately 6.7% of Horizon’s outstanding voting share capital) and (ii) a non-binding letter of intent (the “LOI”) that sets forth the terms of a proposed amendment (the “Horizon Amendment”) to the Horizon JDA. Pursuant to the terms set forth in the LOI, the parties agreed to collaboratively develop, market, and sell certain portable fuel cell power products. This collaboration is aimed at launching a number of commercial and consumer products that combine Horizon’s commercial grade fuel cells with hydrogen cartridges developed by us. Horizon plans to manufacture most of the collaborative products in Asia and we will purchase these systems at a fixed price and will have primary responsibility for sales of HydroPak™ power generation systems in the United States. As of this Annual Report, we are still negotiating the terms of the Horizon Amendment with Horizon.

In the beginning of 2006, the Company established licensing relationships with Jadoo Power Systems, a private California based company that manufactures and sells fuel cell power products for first responder, broadcast video, and military applications and Protonex Technology Corporation, a Massachusetts based company that manufactures and sells fuel cell power products predominantly for military applications. Both of these licensees are engaged in active product development using our Hydrogen on Demand® technology as a hydrogen storage medium. However, given the licensing nature of these relationships, we do not actively participate in market selection, product development or sales and marketing planning so it is difficult to accurately predict the size and timing of market adoption of these products. We will continue to support our licensee’s efforts to commercialize products which use our technology according to the terms of our license agreement.

Our Fuel Cell Technology

In December 2006 we acquired Gecko, a fuel cell company that was founded in 2004 to develop low-cost, longer-lasting power sources for a wide range of applications. We issued an aggregate of 2,000,000 shares of our common stock to the founding stockholders of Gecko as acquisition consideration. Prior to the acquisition, the Company was a party to a joint development program with Gecko under which the company had acquired approximately 34.8% of Gecko’s outstanding common stock and was obligated to increase its equity ownership to approximately 48% in exchange for a cash payment of $1,500,000 by the end of 2006. The agreement governing the joint development program and the related stock purchase agreement were terminated as a result of our acquisition of Gecko.

We believe that Gecko has developed efficient and consistently performing, thin, planar Proton Exchange Membrane (“PEM”) fuel cells that we expect will ultimately become standard components in portable devices as the need for improved runtime increases.

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

We believe that the promise of fuel cell technology has not yet been fully realized because of numerous engineering challenges that have resulted in system complexity and increased cost. A fuel cell requires air to operate and the temperature, humidification, and flow rate of the air are critical factors in the fuel cell’s performance. For these reasons, fuel cells have required additional components to control air flow, temperature, and humidification. As a result, most of the space required by small portable fuel cell power systems is comprised of what is commonly referred to in the fuel cell industry as “Balance of Plant” or “BOP”. This BOP consists of pumps, fans, valves and other devices that are used to control the movement of liquid fuel, air flow, temperature, and humidity. To greatly reduce the cost and challenge associated with commercializing fuel cell systems, Gecko’s fuel cell design eliminates the mechanical BOP and replaces it with a proprietary electronic control system, thus reducing cost and system complexity by eliminating pumps, fans and compressors. Gecko’s fuel cell design employs known electronic circuitry and proprietary control algorithms to ensure stable operation of the low cost fuel cell system. Another benefit of the Gecko approach versus competing fuel cell technology is the use of much less volume within a device. By replacing a number of mechanical BOP components with electronics, the fuel cell occupies a small fraction of the volume traditionally required. Although the control algorithm software is proprietary, the electronics used are conventional and scalable, which we believe reduces the overall development risk of new products.

In addition to BOP costs, another major economic challenge of fuel cells lies in the process of manufacturing the cells themselves. Conventional fuel cell stacks are comprised of many discrete mechanical parts, fragile membranes and compressed gas seals. The assembly process requires skilled labor to hand assemble fuel cell stacks and systems. Each stack must then be tested and sometimes reassembled to ensure proper performance. Gecko has addressed these manufacturing and assembly concerns by designing a thin, planar array fuel cell that has fewer parts than conventional fuel cells and can be assembled and sealed in a single step. Gecko uses proven production technologies such as lamination and injection molding to produce light, inexpensive and reliable fuel cells. The manufacturing processes can be scaled to produce numbers of cells from hundreds to millions. Manufacturing scalability is an important characteristic of the Gecko PowerSkin™ technology that most competing technologies do not possess.

Business Strategy

Our primary business model is to develop and sell fuel cell power products to consumers, original equipment manufacturers (OEMs) and other product-focused entities so that they can integrate fuel cells with our hydrogen technology to develop hydrogen batteries that meet their specifications. With the addition of Gecko and our collaborative relationship with Horizon, we plan to develop and sell products directly to customers in our target markets in 2008 and beyond. We will continue to license our Hydrogen on Demand® technology to companies that are interested in using it in their products or are able to distribute replacement cartridges in sufficient quantities and locales to meet mass market users’ needs.

To date, we have secured key fuel cell partnerships that cover all four of our key market segments: portable power sources for military, industrial, medical and consumer electronics devices. These companies with whom we have partnered have different technologies with different strengths that we expect to utilize to fully address our focus markets. Some of these partners focus on active fuel cell products that are generally higher power and are robust enough for professional and military use, but are too large and costly for most consumer use. For other applications, there are inexpensive and thin fuel cells that are suitable for lighter duty which we plan to address with PowerSkin™ fuel cells. We believe that there are opportunities in our target markets for both active and passive fuel cells and each are compatible for use with our hydrogen storage technology.

Our Products

We are working to develop products that utilize Horizon’s fuel cells and with our own PowerSkin™ fuel cells. The product family to be introduced by Horizon and the Company is called HydroPak™. The initial HydroPak™ product was designed with a common AC outlet and two USB connectors to charge or operate low power devices such as lighting, notebook computers, portable televisions and ad hoc communications networks for more than 14 continuous hours when needed. The planned retail pricing of $500 for the system and $25 for the disposable cartridges will make this solution attractive to both professionals responding to emergencies, as well as consumers desiring power for both backup and recreational needs.

In February 2008, Horizon and the Company demonstrated and sampled limited numbers of the current pre-production units to OEMs, distributors and key military decision makers. The current design of the unit has been reviewed by Underwriters Laboratories (UL) and we expect that listing will be received in the second half of 2008 on this product. Subsequently, we expect shipments from Horizon’s manufacturing facility will begin in the second half of 2008.

As a result of this partnership, additional products have been identified for development and are expected to be shipped to commercial and government customers for evaluation starting in 2008. A smaller HydroPak™ product prototype for use in consumer devices such as cell phones, PDA’s and portable media players was demonstrated for the first time at the CES conference in January 2008. The objective of demonstrating this unit was to gauge interest for a less expensive, smaller power source with unlimited shelf life and silent power for smaller portable communications and electronics devices.

We are planning to develop products using our PowerSkin™ fuel cells and to sell these fuel cells as a component to OEMs in industries where these cells can provide a competitive advantage for our customers. Our initial product focus is on under 10 watt power system applications for remote and emergency power use. We recently announced that we will be test marketing a combination LED light and battery charging device in the State of South Carolina in the summer of 2008. The product prototype will utilize our PowerSkin™ fuel cells and Hydrogen on Demand® technology. The objective is to obtain real user feedback regarding the utility and performance of such a device and to determine whether or not to launch a product in 2009 in this category.

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

Our Gecko PowerSkin products are being designed to significantly increase device run time compared to existing batteries within the same volume and less weight. Our technology eliminates the need to rely on electrical wall outlets for recharging by providing an instantaneous replacement through the use of disposable hydrogen cartridges. Upon commercial success of our products, portable electronics devices will be “truly wireless”, capable of going anywhere, anytime with no need to plug in or wait for a recharge.

Due to the scalability of our technology from milliwatts to kilowatts, we have the ability to address a number of significant markets without the need to develop alternative pathways to deliver the energy. We believe this is a substantial advantage over many competing energy technologies.

Target Markets

Our initial markets of focus for our products are the emergency and recreational power markets. We believe that the HydroPak™ product family, together with Gecko’s PowerSkin™ based products will be attractive for a number of applications including camping, emergency preparedness, boating, device charging and portable lighting. We believe that our products will compete successfully against traditional batteries such as alkaline and lead acid technologies due to our products’ inherent weight and size advantages. In addition, we believe our products will ultimately cost less than current batteries for a number of the target applications based on our internal research and forecasts.

Simultaneously, we plan to address the military portable power market with these same products. The military is well known as a proving ground for new technologies and for desiring lighter portable power sources for which we believe that our technology is an attractive solution. A profound problem facing the military today is the steady increase in energy demand driven by the high power requirements of certain types of new equipment used by soldiers (Frost & Sullivan 2004). Such equipment includes laser-designators, chemical-biological sensors, uniform ventilators, exoskeleton enhancements, night vision systems and communication equipment. Considering the military’s 72-hour mission duration requirements for certain applications, the capabilities of traditional batteries have been far exceeded.

From our alliances with Horizon, Gecko, Protonex, Jadoo and other future partners, we expect hydrogen fuel cell systems will deliver better performance at a lower cost than the batteries used today. Each year in peacetime conditions, the military uses more than $150 million worth of batteries for soldier power in training missions (Frost & Sullivan 2004). In wartime, the expenditure on batteries can be much larger. We expect this market to grow as the soldiers of the future utilize more high tech equipment. We are also considering other applications within the military that could benefit from our technology, such as low power wireless sensors, battery chargers and unmanned vehicles.

 The “power gap” between what current battery technology can provide versus what portable electronic devices require is growing rapidly in the consumer electronics market as well. Our hydrogen battery technology provides a major technological leap as compared to current battery technology in terms of energy density, lightweight operation and in many cases affordability. Our solutions can be integrated into devices, which other fuel cell related technologies have to date been unable to demonstrate. We believe that our energy dense fuel cartridge together with a flat, passive fuel cell (such as the one offered by Gecko) have the potential to meet the user demand for increased mobility in consumer markets as well as in certain industrial, medical and military applications.

The total market for rechargeable batteries in consumer electronics currently stands at nearly $6 billion and is growing at an annual rate of more than 10% (Frost & Sullivan 2004). At more than $1 billion, (Frost and Sullivan 2004) the laptop computer market is in need of an extended runtime power source. Within the next several years, laptop computer shipments are projected to overtake desktop shipments (Frost & Sullivan 2004), further intensifying the demand for extended runtime solutions. There is also a growing need for instant connectivity and increased runtime in handheld computers, personal digital assistants, cellular phones, and other crossover devices that provide increased mobility, connectivity and new functionality for consumers and other highly mobile and professional users such as first responders and military personnel. A wireless handset charger for these types of devices is a relatively new device category that is growing and can be addressed by our technology.

The Company and Horizon plan on introducing the first HydroPak™ product later in 2008 following the completion of UL certification of the product which is now underway. We expect the UL listing to be complete in the second half of 2008. Our objective is to secure retail and OEM distribution partners by mid year so HydroPak™ products can be available for sale at retail by the end of 2008. Pursuant to the Horizon JDA, we will have primary sales responsibility for the HydroPak™ family of products in the United States and Horizon will have primary responsibility for rest of world. This distribution responsibility will be decided by both parties for each further product which is collaboratively developed.

Gecko’s planned market approach is to utilize available technology and product development opportunities for commercial applications such as emergency, recreational power and educational products. These initial applications will provide the opportunity to mature the technology to the point of viability for larger commercial markets like consumer electronics that can provide additional revenue for the company.

Strategic Relationship with The Dow Chemical Company

To accelerate the path towards product commercialization, we entered into a strategic relationship with The Dow Chemical Company (“Dow”) on April 25, 2005. Dow is a leader in science and technology, providing innovative chemical and plastic products and services to many essential consumer markets. With annual sales of $46 billion, Dow serves customers in more than 175 countries and a wide range of markets. In this three-year collaboration, the Company and Dow are striving for the commercialization of the Company’s hydrogen battery technology in the military and consumer electronics markets. Dow is supplying product design, chemical and material analysis, and product development resources to help create products that are successful for these markets. Upon achievement of defined milestones towards these goals, the joint development program provides for Dow earning equity awards from the Company in exchange for its human resource contributions.

The Dow joint development agreement, as amended by the parties on July 25, 2007, describes a series of three milestones involving military and consumer electronics applications. Each milestone is achieved upon our successful completion of one of either the defined military objectives or consumer objectives for such milestone, or, in the case of the third milestone, the achievement of a defined consumer objective. Completion of all milestones is designed to culminate in a finished cartridge and fuel cell system that is commercially available for consumer use. The military objectives necessary to achieve the first milestone under the Dow joint development agreement were completed in April 2006 upon delivery by Protonex Technology Corporation of the final prototype system of a 30-watt power source for field testing by the US Air Force and/or the US Army. The second milestone was achieved in 2007, upon an increase in the number of test units ordered and delivered to the U.S. Air Force and/or the U.S. Army.

In July 2007, Dow and the Company shifted the original focus of their collaboration to the development of a prototype of an exciting new architecture of our Hydrogen on Demand® technology, Solid State HOD™. The two companies decided to make the development of that system a new and final milestone 3. Solid State HOD™ is a novel technology which uses a special formulation of hydrogen storing chemicals that have significantly higher energy potential than our existing Hydrogen on Demand® technology which we believe will be very attractive to OEMs and others in the consumer electronics industry. We expect milestone 3 to be achieved in the first half of 2008 and, as a result, we expect that the joint development program between Dow and the Company will successfully end at that time.

Fuel Distribution and Infrastructure

We intend to evolve the fueling and refueling supply chain for hydrogen batteries based on customer need and convenience. Today, consumer electronics device power requirements are satisfied by the purchase of self-contained, solid-state disposable and rechargeable battery systems. In the future, we expect that the hydrogen battery supply chain will be similar to that used by disposable batteries today. The Company’s technology is designed to integrate well with consumer requirements for safe and convenient storage, transportation and distribution of hydrogen cartridges. Depending on which of the company’s hydrogen storage methods and fuel formulations are chosen for a particular application, the Company may need to develop and implement proper hydrogen cartridge handling, recycling and/or disposal procedures to ensure that discharged cartridges are handled according to local, state and federal regulations.

An important attribute of our technology is our development of a variety of novel chemical hydride blends. Our chemical composition is non-flammable and safe when handled appropriately in typical conditions. Our fuel can be utilized in solid or liquid form and we expect that hydrogen cartridges for each type will become successful for different applications to best meet our customers’ needs. We are currently working to obtain the required approvals from the appropriate regulatory organizations that will enable our technology to gain broader acceptance in applications where consumers would desire the ability to carry or use hydrogen batteries in passenger aircraft. We believe this is limited to only certain applications in consumer electronics markets and thus will not affect product introductions in other markets. We have a plan in place to secure these approvals in sufficient time so as to not delay our timetable for consumer electronics market entry.

Research and Development

We continue to develop new technologies which will produce higher energy density and enable longer device runtimes. However, the primary focus of our research currently is on Solid State HOD™. This new technology has no moving parts and utilizes a proprietary chemical formulation which provides infinite shelf life and other attractive characteristics and is being developed in partnership with Dow. We expect to have a proof of concept prototype system complete in the first half of 2008 and a pre-production version of this prototype completed by the end of 2008. All of our technologies are at various stages of development but we expect to consider them for integration into our products within the coming months and years.

Our research programs are funded through a variety of sources including various branches of the U.S. Department of Defense the State of South Carolina, and the National Science Foundation. These programs together represent a significant portion of our overall revenues and cost-shared program reimbursements. As the U.S. government represents a single customer, the loss of one or more of these programs could have a material adverse effect on our business or financial condition. During fiscal years 2007 and 2006, we incurred approximately $645,000 and $902,000, respectively, on research and development.

Intellectual Property Rights

Our hydrogen fuel cartridge technology (Hydrogen on Demand®) is the culmination of work reflected in more than 140 patents (either granted or pending) that, collectively position us as a leader in the system and fuel blend technologies used to convert sodium borohydride and other hydrides to hydrogen energy for use in portable electronic device and other applications.  Recently, we have also developed and applied for patents on a very novel solid-state hydrogen technology called Solid State HOD™. In addition, we have also developed and applied for patents on easy to manufacture, reliable and low-cost proprietary planar fuel cell technology (PowerSkin™) for use in consumer and other applications.

We own 23 U.S. and 13 non-U.S. patents, which cover a wide variety of devices, systems, uses and applications for various hydrogen producing chemistries.  Additionally, we have filed more than 40 U.S. and greater than 50 non-U.S. patent applications. Our earliest patent expires in 2015 and the most recently filed applications, if issued, will not expire until 2028.

Our intellectual property strategy is to select the Company’s key inventions and take appropriate measures to protect our rights to practice and license these inventions. We rely on a combination of patents, trade secrets, trademarks, licenses and confidentiality agreements to protect and derive income from our proprietary technology.

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

Competition

We expect hydrogen fuel cell systems that utilize our technology to compete with fuel cell based power systems that utilize both direct and indirect energy conversion methods. Direct conversion may involve fuels such as methanol, ethanol and sodium borohydride that are converted into electrons through a direct fuel cell system. The indirect method of energy conversion is to generate hydrogen and convert it to electricity through a fuel cell in a two-step process. This is the method utilized by Millennium Cell’s Hydrogen on Demand® technology. There are competing solutions which also use an indirect method based on another fuel such as methanol. Our primary competitors are companies developing hydrogen storage and generation technologies such as Lynntech, Trulite, EnerFuel and Seiko. Secondary competitors include companies developing small fuel cells for the portable electronics market such as Ultracell, MTI Micro Fuel Cells, Smart Fuel Cells and Medis Technologies.

We believe other large electronic device companies may also be developing fuel cells based on competing fuel sources for the portable electronics market. Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and NTT have all publicly disclosed information about their fuel cell development programs. Those companies all possess greater financial resources than the Company. We believe that there are other companies that we may not know of that are also developing fuel cells and competing fuel sources for portable electronic devices.

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

Raw Materials

Sodium borohydride is manufactured from a base material called borax. According to our estimates, there are approximately 600 million metric tons of borax raw materials worldwide, and the United States is among the largest holders of borax reserves in the world. Borax is most commonly found in dried lakes or sea beds, and it is mined at the surface. Currently, a limited number of manufacturers make sodium borohydride as a specialty chemical. Despite the great quantities of reserves and current annual production of borax, there are few commercial applications that require sodium borohydride today. The most common application for sodium borohydride is for use as a bleaching agent in the paper industry. Up until now, the relatively limited commercial uses of sodium borohydride have allowed manufacturing to continue using technology from the early 1950s.

We do not believe that our costs to comply with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on our capital expenditures, earnings or competitive position.

Human Resources

As of March 4, 2008, we had a total staff of 35 employees, of which 20 are scientists, engineers and other professionals.  Also, as March 4, 2008, Gecko Energy Technologies, a wholly owned subsidiary of Millennium Cell since December 29, 2006, had a total staff of 5 employees of which 4 are engineers.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC’s Web site at “http://www.sec.gov.”

We maintain a Website at “http://www.MillenniumCell.com” (this is not a hyperlink, you must visit this website through an Internet browser). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our Web site as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC. Our Website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

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

Risks Relating To Our Business

There is substantial doubt about our ability to continue as a going concern and we have an immediate need for working capital.

The report of our independent accountants for the fiscal year ended December 31, 2007, states that our recurring losses from operations, our deficit accumulated during the developmental stage, and the lack of sufficient liquidity to fund ongoing operations for the next fiscal year raise substantial doubt about our ability to continue as a going concern. As of the date of this Annual Report on Form 10-K, we believe, based on our current proposed plans and assumptions relating to our operations, that our current cash and cash equivalents, and cash from our cost-sharing agreements, will be sufficient to fund our operations through the end of April 2008.

We have incurred losses since inception and have had negative cash flows from operations. As of December 31, 2007, we had an accumulated deficit equal to approximately $118 million. Our future is dependent upon our ability to obtain additional capital from debt or equity financing, government funding, collaborative relationships or other arrangements and upon future successful development and marketing of our products and services. Management is pursuing various sources of debt or equity financing, government funding, collaborative relationships or other arrangements. Although we plan to pursue additional financing and funding, there can be no assurance that we will be able to secure such financing or obtain financing on terms beneficial to us or in a timely manner. Failure to secure such financing may result in our operations being materially negatively impacted, our entering into bankruptcy during 2008, and possibly ceasing operations thereafter.

We need future capital to complete our product development and commercialization plans. If we are able to raise additional capital, it may dilute our existing stockholders or restrict our ability to operate our business.

Our working capital requirements continue to be significant. To date, we have been dependent primarily on the net proceeds of our initial public offering and private placements of convertible debt and equity securities. Although in February 2007 we sold $6,000,000 of our unsecured convertible debentures, our working capital requirements depend and will continue to depend on numerous factors, including the timing of revenues, the expense involved in commercializing our products, realizing cost reductions on our technology, and the cost involved in protecting our proprietary rights. Accordingly, the proceeds from our past financings and our other existing capital resources may not be sufficient to fund our future operations. We currently have no committed sources of, or other arrangements with respect to, additional financing. Obtaining additional working capital may dilute our existing stockholders or restrict our ability to run our business. At December 31, 2007, we had cash and cash equivalents of approximately $3.5 million. We believe, based on our current proposed plans and assumptions relating to our operations, that our current cash and cash equivalents and cash from our cost-sharing agreements will be sufficient to fund our operations through April 2008.

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

We have developed a number of prototype systems and are continuing our efforts to improve their overall performance, reduce their cost and to ensure they are safe to operate. In addition, while we are conducting tests to predict the overall life of our systems, we have not yet demonstrated all of the cost and performance requirements required for commercialization of products that utilize our technology. Accordingly, if we are unable to complete prototype development and engineering of a commercially viable hydrogen battery, we will not be able to develop our business as anticipated.

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

Risks Relating To Our Securities

Our outstanding unsecured convertible debentures are subject to mandatory prepayments at the option of the holders thereof upon certain conditions which, if exercised, will have a material adverse effect on our financial condition and our business.

Our outstanding unsecured convertible debentures are subject to mandatory prepayments at the option on the holders thereof upon certain conditions, including the occurrence of an event of default. Such prepayment obligations are exercisable by the holders of the debentures at prepayment amounts of 120% of the principal amount of such outstanding debentures, plus accrued but unpaid interest thereon and other applicable costs and expenses. Under the terms of our unsecured convertible debentures, as amended on July 1, 2008, and until such time as such debentures are no longer outstanding, we must maintain a Cash to Unsecured Indebtedness Ratio (as defined in such debentures) of at least 0.25 to 1.0. If we fail to maintain such ratio, it will be an event of default, which shall give the holders of our unsecured convertible debentures an option to demand mandatory prepayments as described above.

The election by the holders of our outstanding unsecured convertible debentures to exercise any such prepayment obligations may have a material adverse effect on our financial condition and our business. We believe that generally, an event of default with respect to our outstanding unsecured convertible debentures will only occur at a time, if at all, that we are experiencing other financial difficulties and, accordingly, any election of a mandatory prepayment obligation may have a compounding material adverse effect on our ability to handle such difficulties.

We may be required to issue more shares of common stock upon adjustment of the conversion price of our outstanding preferred stock and unsecured convertible debentures or the exercise price of our outstanding warrants, resulting in dilution of our existing stockholders.

The conversion or exercise of some or all of our outstanding preferred stock, unsecured convertible debentures, options and warrants will dilute the ownership interests of our stockholders. We expect we may need to sell equity securities at a discount to the current market price of our common stock in order to satisfy our working capital requirements. If we sell common stock or common stock equivalents (excluding certain specified types of issuances) at a price per share that is below the then-applicable conversion price of our outstanding Series A Preferred Stock, Series B Preferred Stock, or unsecured convertible debentures, and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. As a result of the foregoing, we may be required to issue more shares of common stock than previously anticipated which would result in the dilution of our existing stockholders.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

A substantial number of shares of our common stock have been registered for resale in connection with the issuance of warrants to private and accredited institutional investors. Resale of a significant number of these registered shares into the public market could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. We expect that we will conduct private placements of restricted equity securities in the near future. To the extent restricted shares that may be issued in the near future and other currently outstanding restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), or if we issue additional shares that might be or become freely available for sale, our stock price could decrease. Recent changes to Rule 144 of the Securities Act, has and may in the future result in an increase in sales of restricted shares under such rule.

We do not intend to pay any dividends on our common stock.

We have not declared and paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, will be re-invested in our business. We have dividend payment obligations on our Series B Preferred Stock which has priority in the payment of the dividends over our common stock.

If we fail to meet all applicable NASDAQ Capital Market listing requirements and such exchange determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decline.

If we fail to satisfy the minimum bid price requirement of $1.00 per share for 10 consecutive trading days before April 21, 2008, our common stock may be subject to delisting. If our common stock is delisted then: (i) our market liquidity could be adversely affected and the market price of our common stock could decline and (ii) our ability to obtain financing could also be adversely affected.

We are contemplating a number of options which could allow us to regain compliance with NASDAQ Capital Market listing requirements, including a reverse stock split of our outstanding common stock. As described in our Proxy Statement for the 2008 annual meeting of stockholders, we are seeking stockholder approval of an amendment to our Certificate of Incorporation, as amended, to be implemented by the Board of Directors at any time prior to the first anniversary of the 2008 annual meeting of stockholders which will, among other things, effect a reverse stock split of our outstanding common stock. If such a reverse stock split is effected, the market price per share of our common stock, may not remain in excess of the $1.00 minimum bid price as required by Nasdaq, or we may fail to meet the other requirements for continued listing on the Nasdaq Capital Market resulting in the delisting of our common stock. In the event we are unable to regain compliance, we may consider taking alternative actions necessary to secure financing for operations.

Risks Relating To Our Industry

A mass market for our products may never develop or may take longer to develop than we anticipate.

A mass market may never develop for hydrogen batteries, or may develop more slowly than we anticipate. Fuel cells and products that utilize hydrogen to generate energy represent an emerging category of power sources, and we cannot know with certainty to what extent, if any end-users will want to purchase and use them. The development of a mass market for these systems may be affected by many factors, some of which are beyond our control, including:

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our principal offices are located at One Industrial Way West, Eatontown, New Jersey 07724, currently occupying 32,500 square feet. Our amended lease will expire October 14, 2008. We have not yet decided to renew this lease. In 2005 and 2006 we entered into a one-year sublease agreements to rent to a third party approximately 5,000 square feet of office space in our facility. The 2006 sub-lease expired in 2007 and the third party did not renew their lease. Additionally, Gecko Energy Technologies, our wholly owned subsidiary, currently occupies approximately 2,000 square feet of combined office and lab space.

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

PART II

Item 5.   Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price And Dividend Information

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market, (“Nasdaq”) under the symbol “MCEL”. The following table sets forth the high and low closing bid prices for our common stock as reported by Nasdaq.

	Common Stock Price
	High	Low
Fiscal Year Ending December 31, 2007
Fourth quarter	$0.73	$0.30
Third quarter	$0.81	$0.60
Second quarter	$0.99	$0.62
First quarter	$1.20	$0.89

Fiscal Year Ending December 31, 2006
Fourth quarter	$1.23	$0.87
Third quarter	$1.51	$1.00
Second quarter	$1.88	$1.38
First quarter	$1.79	$1.35

As of March 7, 2008, there were approximately 310 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business. In accordance with the terms of our Series B Preferred Stock, we are required to pay dividends on a quarterly basis on the outstanding balance of the Series B Preferred Stock at the rate of 6% per year. Under the terms of our Series A Preferred Stock and Series B Preferred Stock, the payment of dividends on our common stock may be subject to the approval of the holders of our preferred stock. Under the terms of our outstanding unsecured convertible debentures, we are not permitted to pay cash dividends on our capital stock (except with respect to our preferred stock, as described above), unless holders of a majority of our outstanding unsecured debentures otherwise consent in writing.

Payment of future cash dividends on our common stock, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and any applicable contractual restrictions or limitations.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	3,426,839	$2.89	4,063,371	(2)
Equity compensation plans not approved by security holders	0	0	0
TOTAL	3,426,839	$2.89	4,063,371	(2)

(1)	This plan represents the Company’s Amended and Restated 2000 Stock Option Plan.
(2)
As described in our Proxy Statement for the 2008 annual meeting of stockholders, we are seeking stockholder approval of an amendment to the Company’s Amended and Restated 2000 Stock Option Plan which will increase the number of shares of our common stock issuable thereunder by 5 million shares.

 Item 6. Selected Financial Data.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

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

As of the date of this Annual Report on Form 10-K, we believe on our current proposed plans and assumptions relating to our operations, that our current cash and cash equivalents, and cash from our cost-sharing agreements, will be sufficient to fund our operations through the end of April 2008. As a result, we have an immediate need for working capital and there is substantial doubt about our ability to continue as a “going concern.” The report of our independent accountants for the fiscal year ended December 31, 2007, contains a statement concerning this matter. Please refer to the section captioned “Liquidity and Capital Resources” contained within this Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 19.

Results of Operations

Year Ended December 31, 2007 versus 2006

Revenues. We recorded $756,587 of revenues during the year ended December 31, 2007 compared with revenues of $221,910 in 2006, an increase of $534,677. The increase was mainly the result of $484,000 of revenue which was recognized upon completion of milestones of an ongoing US Army multi-year contract. Revenues in both periods were earned from engineering and design. While in the development stage, our revenues are expected to fluctuate from year to year with the timing of prototype development and design services.

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

Cost of Revenues. We recorded cost of revenues of $750,482 during the year ended December 31, 2007, as compared with $217,802 for the year ended December 31, 2006, an increase of $532,680.  The increase was mainly the result of $484,000 of revenue which was recognized upon completion of milestones of an ongoing US Army multi-year contract. Cost of revenues during the development stage include the Product Development and Marketing expenses and Research and Development expenses associated with the revenues earned, as well as the costs associated with services or product deliveries.

Product Development and Marketing Expense. Product development and marketing expenses for the year ended December 31, 2007 were $3,494,116 compared to $2,981,931 for the year ended December 31, 2006, an increase of $512,185. The expenses increased due to the acquisition of Gecko in December 2006.

General and Administrative Expense. General and administrative expenses were $4,045,925 for the year ended December 31, 2007 compared to $3,894,577 for the year ended December 31, 2006, an increase of $151,348. The increase was mainly the result of the fewer allowable overhead expenses that could be billed under our cost-sharing arrangement in 2007 compared to 2006.

Non-Cash Charges. Non-cash charges were $1,462,692 for the year ended December 31, 2007 as compared to $3,536,083 for the year ended December 31, 2006, a decrease of $2,073,391.  The decrease is mainly due to the value of our common stock, which is used to determine the value of equity earned by Dow upon milestone achieved. We issued 113,746 and 138,150 shares of Series A Preferred Stock to Dow as part of our joint development agreement with Dow in 2007 and 2006, respectively. This resulted in a non-cash charge of $705,225, and $2,113,695 in 2007 and 2006, respectively which was recorded as a product development expense. We also recorded $553,017 in 2007 and $1,229,678 in 2006 in non-cash charges for the issuance of stock awards to employees and non-employees, as well as board of directors.

The following is a breakdown by function of non-cash charges as of December 31:

	2007	2006
Product development expense	$769,134	$2,176,812
General and administrative expense	660,963	1,336,731
Research and development expense	32,595	22,540
Total	$1,462,692	$3,536,083

Depreciation and Amortization. Depreciation and amortization expense was $813,237 for the year ended December 31, 2007 compared to $497,994 for the year ended December 31, 2006, an increase of $315,243. This increase was mainly attributable to our decision to not maintain some of the patents in our portfolio valued at approximately $30,000 and full year of amortization expense of $400,000 for the acquisition of Gecko’s intellectual property, which increased amortization expense by $280,000 in 2007.

Research and Development Expense. Research and development expenses were $645,601 for the year ended December 31, 2007 compared to $902,273 for the year ended December 31, 2006, a decrease of $256,672. The decrease is primarily due to one-time In-Process Research and Development charges of $400,000 incurred in 2006 which were related to the purchase of Gecko. This was slightly offset by less recovery of costs in 2007 under the Department of Energy programs that began in 2003 and completed in 2007.

Net Interest Expense. Net interest expense was $1,971,636 for the year ended December 31, 2007 compared to net interest expense of $677,661 for the year ended December 31, 2006, an increase of $1,293,975. The increase was mainly due to interest expense and deferred financing cost amortization related to the $6 million debentures issued in February 2007. Interest expense is comprised of interest on the Series C Preferred Stock dividends, debenture principal, charges for beneficial conversion features, amortization of original issue discounts and issue costs on convertible debentures and preferred stock. The remaining shares of the Series C outstanding as of December 31, 2007 were converted as of January 4, 2008.

The components of interest expense were as follows for the years ended December 31, 2007 and 2006 (in millions):

	2007	2006
Beneficial conversion feature (BCF)	$0.3	$0.1
Amortization of debt discount	1.0	0.2
Amortization of debt issue costs	0.2	0.1
Other interest, net	0.5	0.3
Total Interest Expense	$2.0	$0.7

 Income Related to Changes in Fair Value of Debenture Related Liabilities. Income related to the fair value changes in the debenture related liabilities was recorded in 2007 due to the $6 million debentures issued in February of 2007. We do not expect the income related to debenture related liabilities to reoccur in 2008 and 2009.

Benefit from Income Taxes. Benefit from income taxes was $973,511 for the year ended December 31, 2007 as compared to $550,647 in 2006. This benefit was derived from our participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain companies to transfer New Jersey net operating losses to other companies. The amount allowed for sale each year varies and cannot be accurately predicted. This program, if continued by the state in future years, may provide us with similar cash inflows each year if we continue to incur net operating losses. We sold more NOL’s in 2007 than we did in 2006.

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

Liquidity and Capital Resources

General

Since our inception, we have financed our operations primarily through our initial public offering in August 2000 and private placements of equity and debt securities. The net proceeds from our initial public offering totaled approximately $29.9 million and we generated net proceeds from private placement transactions in 2002 and 2003 totaling $14.1 million. In 2004, we received net proceeds of approximately $9.4 million from a separate private placement transaction. In April 2005, we received net proceeds of approximately $9.6 million for the issuance of redeemable Series C Preferred Stock. In May 2006, we received proceeds of $1.25 million in a private placement of Series B Preferred Stock. In February 2007, we received net proceeds of approximately $5.76 million in a private placement of unsecured convertible debentures.

We believe that our current cash and cash equivalents and cash from our cost-sharing agreements will be sufficient to fund our operations through April 2008. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot be assured that additional funding, if sought, will be available or will be on terms favorable to us or provided in a timely manner. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Our failure to raise capital when needed may result in our operations being materially negatively impacted, our entering into bankruptcy during 2008 and possibly ceasing operations thereafter.

Amended Convertible Debentures

On November 8, 2005, we issued a $2.4 million unsecured convertible debenture with a maturity date of September 30, 2007 (the “Amended Convertible Debentures”).  In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), we were required to record a Beneficial Conversion Feature (“BCF”) as a result of the conversion of the Amended Convertible Debentures into common stock at a discount. In 2006, we converted $1.95 million of the Amended Convertible Debentures into 1,352,462 shares of our common stock and recorded a BCF charge of $136,500 associated with the conversions. In 2007, we converted the remaining $450,000 of the Amended Convertible Debentures into 533,458 shares of our common stock and recorded a BCF charge of $31,500 associated with the conversion.

Series C Preferred Stock

On April 25, 2005, we consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of redeemable Series C. Each Series C share is initially convertible into 500 shares of our common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of our common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Additionally, we issued to the Series C investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary anti-dilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and were amortized as interest expense throughout the term of the Series C or as they were converted, whichever occurred first. In July 2007, the exercise price of the warrants was temporarily reduced to $0.60 per share if exercised on or before October 25, 2007 as part of the consideration given by the Company in exchange for certain amendments to the terms of the 2007 Debentures described below. This reduction in the warrant exercise price resulted in an additional $169,000 of debt discount and additional paid-in-capital on the balance sheet and was amortized as interest expense throughout the term of the Series C or as the Series C shares were converted, whichever occurred first. During 2007, 2006 and 2005 we recorded $381,292, $208,339 and $593,844, respectively for the amortization of the discount.

Under the Series C purchase agreement with the investors, we were required to restrict funds for future dividends to be paid with respect to the Series C. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. According to the Series C purchase agreement, as dividends are issued or paid, and conversions were executed, the restricted cash was released ratably to our non-restricted cash accounts. As of December 31, 2007, approximately $9.6 million of the Series C had been converted into 8,868,675 shares of our common stock and we have transferred approximately $1,800,000 from the restricted cash account for the conversions that were executed.

On February 15, 2007, we entered into agreements with each holder of Series C pursuant to which we agreed, between the date of such agreements and June 15, 2007, deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of our common stock over a four month period, at our option. On May 30, 2007 and December 14, 2007, we entered into agreements which ultimately extended the date of the agreements to February 28, 2008.

As provided in the Certificate of Designations of the Series C, the closing sale price for our common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% of the conversion price (if the applicable closing sale price is $1.25 or less), or 108% of the conversion price (if the applicable closing sale price is greater than $1.25), in order for the Company to cause such conversion. As a result, the conversions from February 15, 2007 to December 31, 2007 resulted in BCF charges of $251,500 in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price was lower than the market price of our common stock on the date of the conversion.

As of December 31, 2007, 2006 and 2005, we issued 112,684, 303,710 and 54,117 shares valued at $91,316, $397,686 and $109,128, respectively in satisfaction of the quarterly dividend payments with respect to Series C. Total dividends of $143,315, $397,686 and $374,819, which include dividends paid in cash and common stock, were recorded as interest expense during the year ended December 31, 2007, 2006 and 2005, respectively, since the Series C was recorded as a liability.

The remaining shares Series C outstanding as of December 31, 2007 were converted into common stock as of January 4, 2008 and we recorded a BCF charge of $63,700.

Series A and Series B Preferred Stock

On April 25, 2005, we consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, we issued 155,724 shares of Series A to Dow, each share of which is convertible into approximately ten shares (subject to customary anti-dilution) of our common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, we recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock. The Series A has substantially the same rights of our common stock, therefore the Series A was valued based on the closing price of our common stock.

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

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development arrangement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable three year warrants to purchase 178,571 shares of the our common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B was initially convertible into ten shares (subject to customary anti-dilution) of our common stock. As a result of the anti-dilution adjustments to the conversion price of Series B, each share of the Series B at December 31, 2007 is convertible into approximately sixteen shares of our common stock. The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at our option and are junior to Series A. In accordance with the joint development arrangement and achievement of the first milestone, we also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, we recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock.

On February 1, 2007 Dow executed and delivered a letter agreement irrevocably waiving its right to certain adjustments to the conversion price of the outstanding Series B for a 12 month period commencing on December 15, 2006. In consideration for such waiver, we agreed to lower the per share exercise price of the warrant held by Dow from $2.10 to $1.25 which resulted in an increase to the Series B discount by approximately $16,000.

In July 2007, the Company and Dow agreed that the parties had achieved the second milestone under the joint development arrangement. As a result, we issued 113,746 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the second milestone. As a result of the issuance of these shares, we recorded a non-cash charge of $705,225 as product development expense based on the market value of the underlying common stock. Dow did not exercise its option to purchase Series B in connection with the achievement of the second milestone.

In 2007, Dow converted $2,413,722 of the Series A into 1,749,074 shares of our common stock.

2007 Debentures

On February 16, 2007, we sold to six institutional and accredited investors $6,000,000 aggregate principal amount of unsecured convertible debentures (the “2007 Debentures”), and warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Under certain circumstances, both the Company and the holders of the 2007 Debentures have the right to effect conversions of the 2007 Debentures at an adjusted contractually stated conversion price equal to the lowest of (i) the initial conversion price, (ii) 91% of the volume weighted average trading price per share of the Company’s common stock for the ten consecutive trading days immediately prior to the exercise date, and (iii) the closing sale price of the Company’s common stock on the exercise date. Such conversions may be made once every ten trading days in an principal amount of up to (a) $500,000, for Company conversions, or (b) $1,000,000, for holder conversions. We may also force the conversion of all or a portion of the 2007 Debentures into a number of shares of the Company’s common stock based on the initial conversion price, if the volume weighted average price of the Company’s common stock for any fifteen consecutive trading days is equal to or greater than 135% of the initial conversion price and certain other equity conditions are met. Based on the terms of the 2007 Debentures, the holders of the 2007 Debentures cannot own in excess of 24.95% of the Company’s common stock after giving effect to such conversions. In 2007, a holder of our 2007 Debentures converted $260,000 principal amount of such debentures into 508,866 shares of our common stock.

In July 2007, we entered into a letter agreement (the “July Amendment”) with the holders of a majority of the outstanding 2007 Debentures which amended the 2007 Debentures and certain other agreements entered into by us and such holders in connection with the sale of the 2007 Debentures. Under the July Agreement the holders agreed to eliminate our registration obligations in exchange for (i) certain covenants by us to enable the investors to rely on Rule 144(d) for potential future sales of the common stock which underlies the convertible debt, (ii) a reduction of the initial conversion price of the 2007 Debentures from $1.42 to $1.00, and (iii) a reduction of the exercise price of those warrants previously issued to certain investors in connection with the Series C.

Interest accrues on the 2007 Debentures at the prime rate (7.75% at December 31, 2007) and is payable on a quarterly basis in shares of common stock (assuming satisfaction of certain Equity Conditions (as defined in the 2007 Debentures)) or, if we provide notice, we may elect to pay interest in cash. In 2007, we recorded $422,931 of interest expense for the 2007 Debentures.

The fair value of the warrants of approximately $1,097,000 issued with the 2007 Debentures, together with the fair value of conversion features of approximately $306,000 and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debentures or as they are converted, whichever comes first. The Debenture related liabilities are marked to market each period end through interest expense. In 2007, we recorded interest expense of $649,225 for the amortization of the debt discount for the 2007 Debentures and income of $1,342,119 for the marking to market of the Debenture related liabilities.

In February 2008, we entered into a letter agreement (the “February Amendment”) with the holders of a majority of the outstanding 2007 Debentures which amended the 2007 Debentures to, among other things: (a) increase the aggregate outstanding principal amount of 2007 Debentures held by each holder thereof by 20%; (b) revise the definition of the term “Eligible Market” to include the OTC Bulletin Board thus enabling the common stock to be quoted on the OTC Bulletin Board without adverse effect to the Company under the 2007 Debentures; (c) revise the definition of the term “Maturity Date” to extend such date to February 16, 2010; (d) modify the “Cash to Unsecured Indebtedness Ratio Test” to provide that (i) during the period commencing on February 5, 2008 through July 1, 2008, the we would not be subject to the Cash to Unsecured Indebtedness Ratio Test and (ii) from July 1, 2008 until such time as the 2007 Debentures are no longer outstanding, we must maintain a Cash to Unsecured Indebtedness Ratio of at least 0.25 to 1.0, which represents a reduction of the Cash to Unsecured Indebtedness Ratio we were previously obligated to maintain. If we fail to maintain such a ratio, it will be an event of default which shall give the holders of our 2007 Debenture an option to demand mandatory prepayments on such debentures. For further information on such potential mandatory prepayments, please refer to the section captioned “Risks Relating To Our Securities” contained in Item 1A. Risk Factors.

Horizon

On October 19, 2007, as disclosed above we entered into a securities purchase and sale agreement (the ”Horizon Sale Agreement”) with Horizon, pursuant to which we issued to Horizon 7,936,508 shares of our common stock which had a fair value of $5 million and in exchange Horizon issued the Company 33,740 of Horizon’s ordinary shares (common stock).  Our shares issued to Horizon represented approximately 11.7% of our then outstanding common stock and the Horizon Shares issued to us represented approximately 6.7% of Horizon’s then outstanding voting share capital and therefore we accounted for the investment under the cost method.

On October 19, 2007, in connection with the execution of the Horizon Agreement, we entered into a non-binding LOI with Horizon which sets forth the terms the proposed Horizon Amendment to the Horizon JDA. Pursuant to the terms set forth in the non-binding LOI, the Amendment would provide that the Company and Horizon shall collaborate on an expanded range of products, marketing, and manufacturing efforts as well as granting preferential product pricing. As of the date hereof we are still negotiating the terms of the Horizon Amendment. Under the Horizon JDA, we recorded $150,000 of revenue for licensing fees earned during the year ended December 31, 2007.

Gecko

On February 15, 2006, we entered into a three-year joint development program with Gecko Energy Technologies, Inc. (“Gecko”) to collaborate on the development and commercialization of portable fuel cell systems for use in military, medical, industrial and consumer electronics applications. These products will pair our patented Hydrogen on Demand® technology with Gecko’s thin planar Proton Exchange Membrane (PEM) fuel cells to create a hydrogen battery that is lighter, smaller and less expensive than traditional batteries for a variety of applications. Gecko’s efforts were focused on the development of an easy-to-manufacture fuel cell that provides portable device makers with design flexibility by allowing the thin power source to be part of the exterior surface of the device itself.

In addition to the joint development program, we acquired approximately 34.8% of the outstanding common stock of Gecko in exchange for $1.0 million in cash and a one-year commitment to provide services and facilities valued at $0.5 million based on direct expenses to be incurred by us throughout 2006.

On December 29, 2006, the Company through MCE Venture, LLC (“MCE”), our wholly owned subsidiary, acquired the remaining 65.2% of common stock of Gecko (“the Acquisition”). Under the terms of the agreement, each selling stockholder received 1,000,000 shares (2,000,000 shares total) of our common stock.

Upon the Acquisition, MCE’s name was changed to Gecko Energy Technologies, LLC (“Gecko LLC”). The former president and chief operating officer of Gecko were named the president and the chief operating officer of Gecko LLC, pursuant to employment agreements they each entered into with Gecko on December 29, 2006, in connection with the Acquisition (the “Employment Agreements”). The Employment Agreements have the same material terms as the Employment Agreements had with Gecko prior to the Acquisition, and provide for a base salary of $144,000 per year for each officer. In addition, the vesting of certain restricted stock awards that we had granted to the former president and chief operating officer (75,000 shares each) under consulting agreements that existed prior to the Acquisition were accelerated as a result of the Acquisition. As a result of this acquisition, the joint development program was terminated.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the Gecko acquisition:

Cash	$79,461
Plant and equipment	58,999
Intangibles	2,627,770
Total assets acquired	2,766,230
Less: Current liabilities assumed	2,418
Net assets acquired	$2,763,812

Sources and Uses of Cash

As of December 31, 2007, we had $3,509,727 in cash and cash equivalents and restricted cash of $639,219. Cash used in operations totaled $7,213,935, $7,265,437 and $8,356,591 in 2007, 2006 and 2005, respectively, and related to funding our net operating losses.

Excluding changes in restricted cash, investing activities used cash of $292,969, $1,363,479 and $194,286 in 2007, 2006 and 2005, respectively. Investing activities in 2007 and 2006 consisted mainly of our acquisition of Gecko, while in 2005, consisted of mainly patent registration costs. Restricted cash is comprised of $0.6 million of cash used for collateral as security deposit held by our landlord in connection with the amended lease agreement and funds will not be available for use in operations until the letter of credit has been reduced or terminated.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007.

Commitments and Contingencies

In April 2001, we amended our main operating lease to provide for additional space for our principal operating offices and laboratories. The amended lease will expire on October 14, 2008 and contains options to renew for an additional eight years and requires us to pay our allocated share of taxes and operating costs in addition to the annual base rent payment.

In connection with the amended lease agreement, we issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. We collateralized the letter of credit with a portion of our cash and classified the letter of credit as Restricted Cash. The funds used for collateral will not be available for use in operations.

Between January 1999 and April 2000, we received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of our technology. The recoverable grant is required to be repaid when we generate net sales in a fiscal year. The repayment obligation, which began in June 2001, escalates from 1% to 5% of net sales over a ten-year period. We are obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2007, we have repaid approximately $83,808 and an additional $11,095 was paid in the first quarter of 2008.

We received net proceeds from the sale of New Jersey net operating losses (NOLs) in conjunction with the New Jersey Emerging Technology and Biotechnology Financial Assistance Program of $973,511, $550,647 and $386,692 in 2007, 2006 and 2005, respectively. This program allows certain companies to apply to transfer New Jersey NOLs to other companies. This program, if continued by the state in future years, may provide us with similar cash inflows if we continue to incur NOLs.

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

We follow EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle the instruments in various ways in order to qualify as an equity derivative. The warrants and conversion feature associated with our 2007 Debentures do no qualify as an equity derivative, instead they are classified as a liability and recorded at fair value each period end. The Company uses the black scholes method to fair value the warrants associated with the 2007 Debentures each period and uses a combination of a lattice model and a monte carlo simulation to fair value the conversion feature associated with the 2007 Debentures each period end. The input measures to these models are based on assumptions and estimates that are highly sensitive. Other conversions features and warrants we have issued with previous instruments qualify as permanent equity and do not require fair value re-measurement each period end.

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

The following table sets forth the weighted-average assumptions used to calculate the fair value of options granted for the years ended December 31:

	2007	2006	2005
Expected stock price volatility	.75	.80	.57
Risk free interest rate(s)	5.16%	4.89%	3.48%
Expected life of options (years)	10.0	10.0	5.0

Changes in any of these assumptions could impact, potentially materially, the amount of expense recorded in future periods related to stock-based awards.

As of December 31, 2007, there was $0.1 million of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of two years.

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 had no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the impact of SFAS 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value.  Upon adoption of SFAS 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the carrying value and the fair value of the items as a cumulative-effect adjustment to the opening balance of retained earnings.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or beginning in fiscal 2008 for the Company.  We are currently evaluating whether we will elect to apply the fair value option to our financial instruments which could impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R)’s objective is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize and measure all of the assets acquired and liabilities assumed in the transaction including any non-controlling interest of the acquired entity; to recognize and measure any goodwill acquired or gain resulting from a bargain purchase; establishes the acquisition-date fair value as the measurement objective; and requires the acquirer to disclose to investors and other users of financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for us on January 1, 2009. We do not expect SFAS 141(R) to have material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting for the non-controlling (minority) interests in a subsidiary and the deconsolidation of a subsidiary. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for us on January 1, 2009. We do not expect SFAS 160 to have material impact on our consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosure of Market Risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedule in Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T). Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

Item 10. Directors and Executive Officers of the Registrant.

Information regarding Section 16(a) compliance, the Audit Committee, our Code of Conduct and background of the directors appearing under the captions “Election of Directors,” “Security Ownership of Principal Stockholders and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 annual meeting of stockholders is hereby incorporated by reference.

Item 11. Executive Compensation.

Information regarding executive compensation appearing under the caption “Executive Compensation” in the Company’s Proxy Statement for the 2008 annual meeting of stockholders is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management appearing under the captions “Executive Compensation” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for the 2008 annual meeting of stockholders is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions appearing under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 annual meeting of stockholders is hereby incorporated by reference.

Item 14. Principal Accountant Fees & Services.

Information appearing under the captions “Fees Paid to the Company’s Auditors” in our Proxy Statement for the 2008 annual meeting of stockholders is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

The financial statements and notes are included in this Annual Report commencing on page F-1 of this report.

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

4.1†	—	Specimen stock certificate representing the Registrant’s common stock (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-37896)

4.2†	—	First Warrant to Purchase 224,014 shares of Common stock dated June 19, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 26, 2002)

4.3†	—	First Warrant to Purchase 44,803 shares of common stock dated June 19, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 26, 2002)

4.4†	—	Closing Warrant No. 1 to purchase 73,599 shares of common stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.1 to the Annual Report on Form 10-K filed on March 17, 2003)

4.5†	—	Closing Warrant No. 2 to purchase 73,599 shares of common stock dated October 31, 2002 (incorporated by reference to Exhibit 4.7.2 to the Annual Report on Form 10-K filed on March 17, 2003)

4.6†	—	First Warrant to purchase 242,678 shares of common stock dated December 26, 2002 (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed on March 17, 2003)

4.7†	—	Form of Warrant issuable to The Dow Chemical Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 28, 2005)

4.8†	—	Form of Warrant to Purchase common stock dated April 25, 2005 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 26, 2005 (second filing))

4.9†	—	Warrant to purchase 178,571 shares of common stock dated May 30, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 30, 2006)

4.10†	—	Form of Convertible Debenture Due on September 30, 2007 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 14, 2005)

4.11†	—	Warrant to purchase 195,000 shares of common stock dated April 25, 2005 (incorporated by reference to Exhibit 4.10 to the Current Report on Form 10-K filed on March 29, 2006)

4.12†	—	Form of Warrant to Purchase common stock dated February 16, 2007 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K filed on February 16, 2007).

4.13†	—	Form of Convertible Debenture Due on February 16, 2009 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 16, 2007).

4.14†		Horizon Convertible Promissory Note, due November 18, 2007, $5,000,000 principal amount. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2007).

10.1†	—
Agreement for Recoverable Grant Award, dated as of April 1999, by and between State of New Jersey Commission on Science and Technology and Millennium Cell LLC (incorporated by reference to Exhibit the Registration Statement filed on Form S-1, Registration No. 333-37896)

10.2†**	—
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

10.9†**	—
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

10.12†**	—
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

10.14†**	—	Agreement, dated as of July 20, 2004, by and between Millennium Cell Inc. and DKRW Energy LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 28, 2004)

10.15†**	—
Employment Agreement, dated as of August 12, 2005, by and between Millennium Cell Inc. and H. David Ramm. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2005)

10.16†**	—
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

10.32†**	—	Employment Agreement, dated as of June 22, 2006, between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2006)

10.33†**	—
Restricted Stock Grant Agreement, dated as of June 22, 2006, between Millennium Cell Inc. and H. David Ramm (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 22, 2006)

10.34†**	—	Form of Change in Control Agreement of Millennium Cell Inc., dated as of September 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2006)

10.35†	—	Employment Agreement between Ronald J. Kelley and Gecko Energy Technologies, LLC, dated December 29, 2006 (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.36†	—	Employment Agreement between Ronald J. Kelley and Gecko Energy Technologies, LLC, dated December 29, 2006 (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.37†	—
IP Assignment Agreement dated December 29, 2006, by Gecko Energy Technologies, Inc., Ronald J. Kelly and Steven D. Pratt in favor of M.C.E. Venture, L.L.C. (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.38†	—
Target Termination Agreement dated December 29, 2006, by and among Millennium Cell Inc., Ronald J. Kelley and Steven D. Pratt (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.39†	—
Consulting Termination Agreement dated December 29, 2006, by and among Millennium Cell Inc., Ronald J. Kelley and Steven D. Pratt (incorporated by reference to the Current Report on Form 8-K filed on January 8, 2007).

10.40†	—	Letter Agreement between Millennium Cell Inc. and The Dow Chemical Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 7, 2007).

10.41†	—
Voting Agreement dated February 15, 2007 by and among Millennium Cell Inc. and the stockholders signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2007).

10.42†	—
Registration Rights Agreement dated February 15, 2007 among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2007).

10.43†	—
Securities Purchase Agreement dated February 15, 2007, among Millennium Cell Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2007).

10.44†	—
Form of letter agreement entered into by the Company and each holder of Series C2 Preferred Stock on February 15, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2007).

10.45†	—
Amendment to Unsecured Convertible Debentures of Millennium Cell Inc., dated as of March 16, 2007, between Millennium Cell Inc. and the Majority Holders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on March 19, 2007)

10.46†**	—	Letter Agreement, between Millennium Cell Inc. and Adam P. Briggs, dated March 13, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on March 19, 2007)

10.47†	—
Form of amendment to letter agreement, entered into by the Company and the holders of a majority of the Series C2 Preferred Stock on May 30, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 31, 2007).

10.48†	—	Letter Agreement, by Millennium Cell Inc. and The Dow Chemical Company, dated July 25, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2007).

10.49†	—
Letter Agreement dated July 25, 2007 by Millennium Cell Inc. and the holders of a majority of the outstanding Convertible Debentures and the Series C2 Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2007).

10.50†	—
Advisory Board Chairman Consulting Agreement, between Millennium Cell Inc. and Llewellyn J. “Bud” Evans, Jr., dated as of September 20, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2007).

10.51†	—
Form of Advisory Board Consulting Agreement, between Millennium Cell Inc. and each of the Members, dated as of September 20, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 4, 2007).

10.52†**	—
Retention Agreement, between Millennium Cell Inc. and John D. Giolli, dated as of September 28, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 4, 2007).

10.53†
Securities Purchase and Sale Agreement, dated as of October 19, 2007, between Millennium Cell Inc. and Horizon Fuel Cell Technologies Pte Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2007).

10.54†	—
Form of Letter Agreement, by Millennium Cell Inc. and each of the holders together constituting a majority of the ouporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2008).

—
Letter agreement entered into by the Company and Portside Growth & Opportunity Fund on December 14, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2007).

10.55†	—
Form of Letter Agreement, by Millennium Cell Inc. and each of the holders together constituting a majority of the outstanding Convertible Debentures (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2008).

23.1*	—	Consent of Ernst & Young LLP

31.1*	—	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

† Previously filed.
* Filed herewith.
** Management contracts or compensatory plans or arrangements.

The Company will furnish, without charge, to a security holder upon request a copy of the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CELL INC.

By: /s/ H. DAVID RAMM
H. David Ramm
Chief Executive Officer

Date: March 19, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. DAVID RAMM H. David Ramm	Chief Executive Officer and Director	March 19, 2008

/s/ JOHN D. GIOLLI John D. Giolli	Chief Financial Officer	March 19, 2008

/s/ G. CHRIS ANDERSEN G. Chris Andersen	Director	March 19, 2008

/s/ KENNETH R. BAKER Kenneth R. Baker	Director	March 19, 2008

/s/ ALEXANDER MACLACHLAN Alexander MacLachlan	Director	March 19, 2008

/s/ PETER A. MCGUIGAN Peter A. McGuigan	Director	March 19, 2008

/s/ ZOLTAN MERSZEI Zoltan Merszei	Director	March 19, 2008

/s/ JAMES L. RAWLINGS James L. Rawlings	Director	March 19, 2008

/s/ HIDEO ITO Hideo Ito	Director	March 19, 2008

/s/ L.J. EVANS L.J. Evans	Director	March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Millennium Cell Inc.

We have audited the accompanying consolidated balance sheets of Millennium Cell Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and for the period of January 1, 1999 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millennium Cell Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, and for the period January 1, 1999 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, Millennium Cell Inc.’s recurring losses from operations, the deficit accumulated during the developmental stage, and the lack of sufficient liquidity to fund ongoing operations for the next fiscal year raise substantial doubt about its ability to continue as a going concern. The December 31, 2007 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

New York, New York
March 18, 2008

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,509,727	$4,358,040
Restricted cash	639,219	174,045
Accounts receivable – trade	100,000	75,000
Accounts receivable – government	275,196	523,878
Prepaid expenses	289,283	133,992
Security deposits	45,676	—
Deferred financing costs	122,735	92,532
Total current assets	4,981,836	5,357,487

Property and equipment, net	112,648	307,257
Intangibles, net	2,754,420	3,280,257
Investment in Horizon, (at cost)	5,000,000	—
Restricted cash	—	846,767
Security deposits		45,676
Deferred financing costs	14,892	29,407
	$12,863,796	$9,866,851
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$804,117	$352,480
Accrued expenses	818,737	1,016,198
Short-term portion of refundable grant obligation	11,095	13,197
Deferred compensation	83,928	116,273
2005 convertible unsecured debentures	—	449,988
Short-term portion of redeemable Series C preferred stock, net of discount	436,042	2,356,375
Deferred revenue	—	113,153
Total current liabilities	2,153,919	4,417,664

Redeemable Series C preferred stock, net of discount	—	2,356,375
2007 convertible unsecured debentures	4,978,984	—
Debenture related liabilities (Note 10)	78,110	—
Refundable grant obligation	132,037	143,132

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A preferred stock, $.001 par value; 1,694,724 authorized shares, 251,896 and 293,874 issued and outstanding as of December 31, 2007 and 2006, respectively	2,818,920	4,527,417
Series B preferred stock, $.001 par value; 1,539,000 authorized shares, 71,429 issued and outstanding as of December 31, 2007 and 2006, respectively	1,074,620	1,090,773
Common stock, $.001 par value; authorized 120,000,000 shares and 70,332,077 and 51,401,215 shares issued and outstanding as of December 31, 2007 and 2006, respectively	70,332	51,401
Additional paid-in capital	119,874,818	105,486,561
Deficit accumulated during development stage	(118,317,944)	(108,206,472)
Total stockholders’ equity	5,520,746	2,949,680
	$12,863,796	$9,866,851
See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year	Cumulative
	Ended	Ended	Ended	Amounts
	December 31, 2007	December 31, 2006	December 31, 2005	From Inception
Revenue	$756,587	$221,910	$416,902	$2,780,124
Cost of revenue	750,482	217,802	382,318	2,648,584
Gross margin	6,105	4,108	34,584	131,540
Product development and marketing, net	3,494,116	2,981,931	3,580,729	30,049,151
General and administrative, net	4,045,925	3,894,577	5,396,694	33,552,967
Restructuring expense	—	—	—	104,982
Non-cash charges (Note 4)	1,462,692	3,536,083	3,519,991	33,754,779
Depreciation and amortization	813,237	497,994	291,649	4,298,243
Research and development, net	645,601	902,273	609,534	10,744,130
Total operating expenses	10,461,571	11,812,858	13,398,597	112,504,252
Loss from operations	(10,455,466)	(11,808,750)	(13,364,013)	(112,372,712)
Interest expense, net	(1,971,636)	(677,661)	(1,623,118)	(6,723,589)
Income related to changes in fair value of debenture related liabilities (Note 10)	1,342,119	—	—	1,342,119
Equity in losses of affiliates	—	(334,822)	—	(1,190,900)
Loss before income taxes	(11,084,983)	(12,821,233)	(14,987,131)	(118,945,082)
Benefit from income taxes	973,511	550,647	386,692	2,778,019
Net loss	(10,111,472)	(12,270,586)	(14,600,439)	(116,167,063)
Preferred stock amortization	—	—	—	(2,150,881)
Series B dividends	(75,000)	(44,384)	—	(119,384)
Net loss applicable to common stockholders	$(10,186,472)	$(12,314,970)	$(14,600,439)	$(118,437,328)
Loss per share — basic and diluted	$(.17)	$(.25)	$(.34)	$(3.30)
Weighted — average number of shares outstanding	58,431,954	49,295,487	43,405,306	35,845,859

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional					Total
	Common Stock		Paid-in	Deferred	Series A	Series B	Accumulated	Stockholder’s
	Shares	Amount	Capital	Compensation	Preferred	Preferred	Deficit	Equity
Balance at December 31, 2004	39,113,963	$39,114	$85,663,479	$(188,805)	$—	$—	$(81,335,447)	$4,178,341
Issuance of common stock in private placement transactions	5,625,205	5,625	9,918,373	—	—	—	—	9,923,998
Beneficial conversion feature on private placement transactions	—	—	168,000	—	—	—	—	168,000
Issuance of stock for deferred financing costs	52,477	53	62,447	—	—	—	—	62,500
Issuance of common stock from exercise of options	120,288	120	288,571	—	—	—	—	288,691
Common stock under deferred compensation plan	—	—	—	127,181	—	—	—	127,181
Issuance of stock for interest payments	178,829	179	297,215	—	—	—	—	297,394
Issuance of common stock from exercise of options	120,288	120	288,571	—	—	—	—	288,691
Common stock under deferred compensation plan	—	—	—	127,181	—	—	—	127,181
Issuance of stock for executive compensation	50,000	50	85,450	—	—	—	—	85,500
Issuance of common stock for 401(k)	110,952	111	163,920	—	—	—	—	164,031
Issuance of restricted stock for merit awards	474,800	475	1,044,085	(1,044,560)	—	—	—	—
Vesting of restricted stock awards	—	—	—	417,824	—	—	—	417,824)
Amortization of restricted stock awards	—	—	—	125,347	—	—	—	125,347
Warrants issued in connection with Series C preferred stock	—	—	1,021,928	—	—	—	—	1,021,928
Issuance of Series A preferred stock, 155,724 shares issued	—	—	—	—	2,413,722	—	—	2,413,722
Deferred compensation plan	—	—	—	(33,283)	—	—	—	(33,283)
Non-cash compensation charges for issuance of stock options	—	—	126,258	—	—	—	—	126,258
Net loss	—	—	—	—	—	—	(14,600,439)	(14,600,439)
Balance at December 31, 2005	46,454,375	$46,454	$99,942,349	$(596,296)	$2,413,722	$—	$(95,935,886)	$5,870,343

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

(continued)

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)

			Additional					Total
	Common Stock		Paid-in	Deferred	Series A	Series B	Accumulated	Stockholder’s
	Shares	Amount	Capital	Compensation	Preferred	Preferred	Deficit	Equity
Balance at December 31, 2006	51,401,215	$51,401	$105,486,561	$—	$4,527,417	$1,090,773	$(108,206,472)	$2,949,680
Beneficial conversion feature on private placement transactions	—	—	283,500	—	—	—	—	283,500
Issuance of common stock from conversion of debentures and Series C preferred stock	7,233,204	7,233	5,191,767	—	—	—	—	5,199,000
Issuance of stock for interest payments	112,684	113	91,203	—	—	—	—	91,316
Issuance of common stock to Board of Directors	295,550	296	211,694	—	—	—	—	211,990
Stock compensation expense	—	—	416,638	—	—	—	—	416,638
Issuance of common stock to Horizon Fuel Cell	7,936,508	7,937	4,992,063	—	—	—	—	5,000,000
Issuance of common stock for 401(k)	210,540	210	191,255	—	—	—	—	191,465
Issuance of restricted stock for merit awards	507,400	507	(507)	—	—	—	—	—
Series B preferred dividends	—	—	(75,000)	—	—	—	—	(75,000)
Warrant exercises	885,902	886	530,655	—	—	—	—	531,541
Issuance of Series A preferred stock, 113,146 shares issued	—	—	—	—	705,225	—	—	705,225
Issuance of common stock for Series A preferred stock	1,749,074	1,749	2,411,973	—	(2,413,722)	—	—	—
Warrants adjustment	—	—	185,153	—	—	(16,153)	—	169,000
Deferred compensation plan	—	—	(42,137)	—	—	—	—	(42,137)
Net loss	—	—	—	—	—	—	(10,111,472)	(10,111,472)
Balance at December 31, 2007	70,332,077	$70,332	$119,874,818	$—	$2,818,920	$1,074,620	$(118,317,944)	$5,520,746

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended	Cumulative
	December 31,	December 31,	December 31,	Amounts From
	2007	2006	2005	Inception
Operating activities
Net loss	$(10,111,472)	$(12,270,586)	$(14,600,439)	$(116,167,063)
Adjustments to reconcile net loss to net cash used in operation activities
Depreciation and amortization	813,237	497,994	291,649	4,298,243
Amortization of discount on unsecured debentures	1,030,517	209,334	856,509	3,818,680
Amortization of deferred financing costs	225,659	116,691	429,507	1,736,433
Debenture related liabilities	(1,342,119)	—	—	(1,342,119)
Non-cash interest, net	153,633	272,377	297,394	865,921
Beneficial conversion feature on PIPE financing	283,500	136,500	168,000	2,442,582
Losses on investment in affiliate	—	334,822	—	1,190,900
Non-cash charges	1,462,592	3,536,083	3,519,991	33,754,779
Changes in operating assets and liabilities:
Accounts receivable	223,682	(449,608)	296,980	(375,196)
Prepaid expenses and other assets	(155,291)	103,875	23,600	(334,958)
Accounts payable and accrued expenses	315280	133,928	445,218	2,740,346
Deferred revenue	(113,153)	113,153	(85,000)	2,399,988
Net cash used in operating activities	(7,213,935)	(7,265,437)	(8,356,591)	(64,971,464)

Investing Activities
Purchase of property and equipment	—	—	—	(2,885,446)
Patent registration costs	(183,335)	(199,940)	(194,286)	(1,285,842)
Acquisition of Gecko, net of cash acquired	(109,634)	(1,163,539)	—	(1,273,173)
Investment in affiliate	—	—	—	(856,078)
Decrease/(increase) in restricted cash	381,593	561,247	1,452,963	(639,219)
Net cash (used in) provided by investing activities	88,624	(802,232)	1,258,677	(6,939,758)

Financing activities
Proceeds from sale of common stock	—	—	1,172,755	39,394,207
Underwriting and other expenses of initial public offering	—	—	—	(3,669,613)
Proceeds from issuance of debentures	6,000,000	—	—	27,428,806
Proceeds from Series B preferred stock	—	1,250,000	—	1,250,000
Proceeds from redeemable Series C preferred stock	—	—	10,000,000	10,000,000
Deferred financing costs	(241,346)	—	(583,272)	(1,523,002)
Capital lease obligation payments	—	(6,173)	(33,532)	(86,184)
Payment for retirement of warrants	—	(400,000)	—	(400,000)
Proceeds from capital contribution	—	—	—	500,000
Proceeds from warrant exercises	531,541	—	—	531,541
Payment of note payable	—	—	—	(250,000)
Series B dividends paid	—	(44,384)		(44,384)
(Payments)/proceeds from grant	(13,197)	(49,611)	—	143,132
Proceeds from sale of preferred stock	—	—	—	2,146,446
Net cash provided by financing activities	6,276,998	749,832	10,555,951	75,420,949
Net increase (decrease) in cash and cash equivalents	(848,313)	(7,317,837)	3,485,037	3,509,727
Cash and cash equivalents, beginning of period	4,358,040	11,675,877	8,217,840	—
Cash and cash equivalents, end of period	$3,509,727	$4,358,040	$11,675,877	$3,509,727

Supplemental Cash Flow Data:

Please see Note 3 for more information.

See accompanying notes.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Millennium Cell Inc. (the “Company”), was incorporated on December 17, 1998 and organized on January 1, 1999 (inception). The Company is a development stage company, as defined in Statement of Financial Accounting Standards No.7, “Accounting and Reporting by Development Stage Enterprises.” The Company is focused on commercialization of hydrogen batteries for use primarily in portable electronic devices for the military, medical, industrial and consumer markets. These hydrogen batteries offer runtime, weight, safety and cost advantages in an attractive form factor versus traditional batteries. The Company is developing this technology in partnership with corporate and government entities.

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

Note 2 — Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and MCE Venture, LLC (“MCE”), a wholly owned subsidiary of Millennium Cell. On December 29, 2006, MCE acquired Gecko Energy Technologies, Inc. (“Gecko”). MCE’s name was formally changed to Gecko Energy Technologies, LLC (“Gecko LLC”). All significant inter-company transactions and accounts have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable - trade represents amounts due from customers. Accounts receivable - government represents amounts due under the Company’s cost-sharing programs.

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

Equity Method of Investments

The Company uses the equity method to account for its investments for which they have the ability to exercise significant influence over the operating and financial policies of the investee. Consolidated net income includes the Company’s proportionate share of the net income or loss of these companies. Such amounts are classified as “equity in losses of affiliates” in the consolidated financial statements. Investments in companies in which the Company does not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. The Company monitors investments for other than temporary declines in value and makes reductions when appropriate.

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

Intangible Assets

The Company’s intangible assets consist of the intellectual property developed since its inception and acquired by the Company on December 29, 2006 in the acquisition of Gecko. The intellectual property is amortized on a straight-line basis over the estimated useful life of 5 years. The costs associated with obtaining patents and licenses are capitalized as incurred and are amortized on a straight-line basis over their estimated useful lives of 10 to 17 years unless the asset is determined to be impaired. Amortization of such costs begins once the patent has been issued. The Company evaluates the recoverability of its intellectual property and patents when events and circumstances indicate that the assets might be impaired and the undiscounted estimated cash flows to be generated by the related assets are less than the carrying amount of those assets.

Restricted Cash

Cash that is pledged as collateral under the Company’s amended facilities lease agreement and dividends for Series C Preferred Stock is classified as restricted cash on the consolidated balance sheet.

Debenture Related Liabilities

The Company follows EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle the instruments in various ways in order to qualify as an equity derivative. The warrants and conversion feature associated with the $6 million debentures (See Note 10) issued in 2007 do not qualify as an equity derivative, instead they are classified as a liability and recorded at fair value each period end on the balance sheet caption “Debenture related liabilities”. Other conversions features and warrants the Company has issued with previous instruments qualify as permanent equity and do not require fair value re-measurement each period end.

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

The following table is a breakdown of the reduction of operating expenses as a result of the cost-sharing programs, by function for the year ended December 31:

	2007	2006	2005
Product development expense	$1,234,114	$996,549	$141,743
General and administrative expense	552,033	355,797	293,252
Research and development expense	330,071	688,595	605,103
Total	$2,116,218	$2,040,941	$1,040,098

Product Development and Marketing Costs

Product development and marketing costs are expensed as incurred.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company sponsors a stock-based compensation plan pursuant to which non-qualified stock options and restricted stock awards are granted to eligible directors, officers and employees. These plans are described more fully in Note 12.

Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of restricted stock. However, no compensation expense was recorded in the financial statements for stock option grants that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Income Taxes

The Company is subject to state and federal income taxes and accounts for income taxes under the liability method. Accordingly, net deferred tax assets and an offsetting valuation allowance of $39,428,000 and $36,420,000 at December 31, 2007 and 2006, respectively, have been recorded due to the uncertainty regarding the realization of such deferred tax assets. The significant items giving rise to the deferred income taxes were primarily tax loss and credit carryforwards.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in income taxes. FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 on January 1, 2007 did not have any impact on the Company’s consolidated financial statements.

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

In accordance with EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, contingently convertible debt instruments are subject to the if-converted method under SFAS No. 128, “Earnings Per Share,” regardless of the contingent features included in the instrument. The Company’s convertible debentures and Series C Preferred Stock are contingently convertible debt instruments that are potentially convertible into approximately 5,965,000, 5,446,000 and 4,600,000 shares of common stock at December 31, 2007, 2006 and 2005, respectively. These contingently convertible shares have not been included in the computation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, as their effects would have been anti-dilutive. Please see Notes 10 and 11 for more information.

Options to purchase 2,829,189, 3,911,655 and 3,994,769 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, as their effects would have been anti-dilutive. Please see Note 12 for more information.

Warrants to purchase 2,451,274, 627,169 and 2,066,015 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, respectively, as their effects would have been anti-dilutive. Please see Note 10 and Note 11 for more information.

Other Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied under other accounting principles that require or permit fair value measurements, as this is a relevant measurement attribute. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have a material impact on its consolidated financial statements.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  SFAS 159 permits entities to make an irrevocable election to carry almost any financial instrument at fair value.  Upon adoption of SFAS 159, when an entity elects to apply the fair value option to specific items, the entity reports the difference between the carrying value and the fair value of the items as a cumulative-effect adjustment to the opening balance of retained earnings.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or beginning in fiscal 2008 for the Company.  The Company is currently evaluating whether they will elect to apply the fair value option to the Company’s financial instruments and the impact of the election on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R)’s objective is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize and measure all of the assets acquired and liabilities assumed in the transaction including any non-controlling interest of the acquired entity; to recognize and measure any goodwill acquired or gain resulting from a bargain purchase; establishes the acquisition-date fair value as the measurement objective; and requires the acquirer to disclose to investors and other users of financial statements all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for the Company on January 1, 2009. The Company does not expect the impact of SFAS 141(R) to have material impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting for the non-controlling (minority) interests in a subsidiary and the deconsolidation of a subsidiary. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company on January 1, 2009. The Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

Note 3 — Supplemental Cash Flow Information

The Company funded its vested matching contributions in connection with its 401(k) plan for employees with 210,540, 154,314 and 110,952 shares of common stock with a market value of $191,465, $252,700 and $164,031 in fiscal 2007, 2006 and 2005, respectively.

The Company made non-cash payments to the members of the Board of Directors in lieu of cash compensation of $211,990, $199,290 and $219,286 in 2007, 2006 and 2005, respectively.

In March 2007, 2006 and 2005, the Company issued 507,400, 465,400 and 474,800 shares of restricted stock to employees with a fair market value of $487,104, $763,256 and $1,044,560, respectively. Please see Note 12 for more information.

Interest paid during 2007, 2006 and 2005 totaled $572,597, $160,658 and $128,493, respectively. The Company also issued preferred stock and debentures in 2007, 2006 and 2005 which resulted in non-cash transactions. Please see Notes 10 and 11 for more information.

 MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, the Company issued 200,000 shares of restricted stock for two consulting agreements. Please see Note 12 for more information on this issuance of restricted stock.

On December 29, 2006, the Company issued 2,000,000 shares to the president and chief operating officer of Gecko. Please see Note 6 for more information.

The Company issued 50,000 shares of restricted stock in 2006 and 2005 to the chief executive officer under an employment agreement. Please see Note 12 for more information.

The Company issued 7,936,508 shares of common stock to Horizon Fuel Cells Plc of Singapore, (“Horizon”). Please see Note 5 for more information.

Note 4—Non-Cash Charges

During the years ended December 31, 2007, 2006 and 2005, the Company recorded non-cash charges for stock-based awards. and the issuance of Series A Preferred Stock. Please see Note 12 for more information on the stock based awards and Note 11 for more information on the Series A Preferred Stock.

The following is a breakdown by function of non-cash charges:

	Year Ended December 31,
	2007	2006	2005
	$769,134	$2,176,812	$2,556,423
General and administrative	660,963	1,336,731	920,499
Research and development	32,595	22,540	43,069
Total	$1,462,692	$3,536,083	$3,519,991

Note 5 — Horizon

On October 19, 2007, the Company entered into a securities purchase and sale agreement (the” Horizon Agreement”) with Horizon, a company organized under the laws of the Republic of Singapore (a privately held company), pursuant to which the Company issued to Horizon 7,936,508 shares of the Company’s common stock which had a fair value of $5 million, and in exchange Horizon issued 33,740 of Horizon’s ordinary shares (common stock).  The Company’s shares issued to Horizon represented approximately 11.7% of the Company’s then outstanding common stock and the Horizon Shares issued to the Company represented approximately 6.7% of Horizon’s then outstanding voting share capital and therefore the Company accounted for the investment under the cost method.

The Horizon Agreement contains customary representations, warranties and covenants by the Company and Horizon, including covenants that each party shall (i) indemnify the other party for, among other things, losses incurred as a result of breaches of the indemnifying party’s representations, warranties and covenants under the Agreement, (ii) have, subject to certain restrictions, the right to designate one non-voting board observer to the other party’s board of directors, (iii) not sell, transfer or otherwise dispose of shares received pursuant to the Horizon Agreement for a period of one year (the “Lock-Up Period”), and (iv) vote the shares received pursuant to the Horizon Agreement in accordance with the recommendation of the relevant issuer’s board of directors during the Lock-Up Period.

On October 19, 2007, in connection with the execution of the Horizon Agreement, the Company and Horizon entered into a non-binding letter of intent (the “LOI”) that sets forth the terms of a proposed amendment (the “Amendment”) to a Joint Development and Licensing Agreement, dated as of August 10, 2007, between the Company and Horizon.  Pursuant to the terms set forth in the LOI, the Amendment would provide that the Company and Horizon collaborate on an expanded range of products, marketing, and manufacturing efforts as well as granting preferential product pricing.  As of the date of this Annual Report on Form 10-K, the Company and Horizon were still negotiating terms of the JDA Amendment.

 MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Acquisition of Gecko

On February 15, 2006, the Company entered into a three-year joint development program with Gecko to collaborate on the development and commercialization of portable fuel cell systems for use in military, medical, industrial and consumer electronics applications. These products will pair the Company’s patented Hydrogen on Demand® technology with Gecko’s PowerSkin™ thin planar Proton Exchange Membrane (PEM) fuel cells to create a hydrogen battery that is lighter, smaller and less expensive than traditional batteries for a variety of applications. Gecko’s efforts are focused on the development of an easy-to-manufacture fuel cell that provides portable device makers with design flexibility by allowing the thin power source to be part of the exterior surface of the device itself.

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

On December 29, 2006, the Company acquired the remaining 65.2% of Gecko’s outstanding common stock (“the Acquisition”). Under the terms of the Acquisition, each of Gecko’s selling stockholders received 1,000,000 shares (2,000,000 shares total) of the Company’s common stock which had a market value of approximately $1.9 million on December 29, 2006. On the Acquisition date, Gecko was a developmental stage company, as defined, and the Acquisition is accounted for as an asset acquisition and a business acquisition, which although similar to accounting for a business combination pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”), no goodwill is recorded.

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

The purchase price of the Acquisition was comprised of the following:

Total Company cash contributions for initial 34.8% investment	$1,000,000
Value of services contributed by the Company	450,000
Common stock issued for the remaining 65.2% ownership interest	1,880,000
Acceleration of restricted stock	59,000
Professional fees	109,634
3,498,634
Less: In-process research and development acquired	(400,000)
Less: The Company’s portion of Gecko losses under equity method	(334,822)
Purchase price	$2,763,812

The purchase price excluded $0.4 million of in-process research and development costs that were expensed as research and development upon the date of the Acquisition by the Company.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of fair values to the assets acquired and liabilities assumed. No portion of the purchase price was allocated to goodwill since Gecko was a developmental stage company on the Acquisition date and did not meet the definition of a business in accordance with SFAS 141.

Cash	$79,461
Plant and equipment	58,999
Intangibles	2,627,770
Total assets acquired	$2,766,230
Total liabilities assumed	$2,418
Net assets acquired	$2,763,812

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

Note 7 — Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company currently has a full valuation allowance against its net deferred tax assets and has not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of the provisions of FIN 48 did not have any impact on the Company’s consolidated financial statements.

The components of the benefit for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
Current benefit:
Federal	$—	$—	$—
State	(973,511)	(550,647)	(386,692)
Deferred provision:
Federal	—	—	—
State	—	—	—
Total	$(973,511)	$(550,647)	$(386,692)

The income tax benefits recorded for the years ended December 31, 2007, 2006 and 2005 were derived from the Company’s participation in the New Jersey Emerging Technology and Biotechnology Financial Assistance Program. This program allows certain qualified companies to be compensated for the transfer of their New Jersey net operating losses to other companies.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred taxes as of December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Stock-based compensation	$9,057,000	$8,945,000
Net operating loss carryforwards	28,816,000	26,198,000
Research and development credits	1,743,000	1,666,000
Depreciation and amortization	(377,000)	(571,000)
Deferred revenue	—	40,000
Other	188,000	142,000
Valuation reserve	(39,427,000)	(36,420,000)
Net deferred tax asset	—	—

The Company has provided a full valuation allowance in 2007 and 2006 for its deferred tax assets since the realization of these future benefits is not considered more likely than not. The amount of deferred tax assets considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes. The Company assesses the need for the valuation allowance at each balance sheet date based on all available evidence.

As of December 31, 2007, the Company had available net operating loss carryforwards of approximately $77,400,000 for federal income tax purposes and approximately $38,000,000 for state income tax purposes. The federal carryforwards will begin to expire in 2020, and the state carryforwards began to expire in 2007. In addition, at December 31, 2007 the Company had available federal research and development tax credit carryforwards of approximately $1,295,000 that begin to expire in 2020 and state research and development credits of approximately $448,000.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the recorded benefit for income taxes is as follows:

	Year Ended December 31,
	2007	%	2006	%	2005	%
Tax at U.S. statutory rate	$(3,769,000)	34.0	$(4,359,000)	34.0	$(5,096,000)	34.0
State tax (benefit), net of federal tax effect	(641,000)	5.7	(363,000)	2.8	(584,000)	3.9
Research and experimentation tax credit	(51,000)	0.5	(64,000)	0.5	(58,000)	0.4
Non-deductible interest expense	265,000	(2.4)	304,000	(2.4)	681,000	(4.5)
Other	26,000	(0.2)	7,353	(0.1)	13,692	—
Valuation allowance	3,198,489	(28.8)	3,924,000	(30.5)	4,656,616	(31.2)
Benefit for income taxes	$(973,511)	8.8	$(550,647)	4.3	$(386,692)	2.6

The Company will recognize potential interest and penalties related to income tax positions as a component of the Provision for Income Taxes on the consolidated statements of income in any future periods in which the Company must record a liability related to income tax positions. Since the Company has not recorded a liability related to income tax positions at December 31, 2007, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

The Company is no longer subject to federal or state income tax examinations for years prior to 2003 unless the Company utilizes NOL’s from years 2003 or prior.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Property and Equipment

Property and equipment consist of the following at December 31:

	Useful Life	2007	2006
Machinery and equipment	3 years	$1,405,072	$1,405,072
Furniture and fixtures	3 years	402,125	402,125
Leasehold improvements	Lesser of 7 years or life of the lease	1,290,078	1,290,078
		3,097,275	3,097,275
Accumulated depreciation		(2,984,627)	(2,790,018)
Property and equipment, net		$112,648	$307,257

The Company recorded depreciation expense of $194,609, $218,298 and $213,438 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

Note 9 — Intangible Assets

Intangibles consist of the following at December 31:

	Useful Life	2007	2006
Patent and license costs	10-17 years	$1,293,488	$1,110,154
Gecko acquired intellectual property	5 years	2,627,770	2,705,136
Accumulated amortization		(1,166,556)	(535,033)
Intangibles, net		$2,754,420	$3,280,257

The Company recorded amortization expense of $618,628, $279,696 and $78,211 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Amortization of intangibles is estimated to be approximately $625,000 per year over the next four years, $100,000 in year five and $154,000 thereafter. The Company wrote off patents associated with technology no longer being pursued that had a net book value of approximately $30,000 and $60,000 during the year ended December 31, 2007 and 2006, respectively.

Note 10 — Convertible Debentures

2005 Debentures

On November 8, 2005, the Company issued a $2.4 million unsecured convertible debenture with a maturity date of September 30, 2007 (the “Amended Convertible Debentures”).  In accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”), the Company recorded a Beneficial Conversion Feature (“BCF”) when the Amended Convertible Debentures were converted into common stock at a discount. In 2006, the Company converted $1.95 million of the Amended Convertible Debentures into 1,352,462 shares of the Company’s common stock and recorded a BCF charge of $136,500 associated with the conversions. In 2007, the Company converted the remaining $450,000 of the Amended Convertible Debentures into 533,458 shares of the Company’s common stock and recorded a BCF charge of $31,500 associated with the conversion.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2007 Debentures

On February 16, 2007, the Company sold to six institutional and accredited investors $6,000,000 aggregate principal amount of unsecured convertible debentures due February 16, 2009 (the “2007 Debentures”), and three year warrants to purchase an aggregate of 1,824,105 shares of common stock at an exercise price of $1.14 per share. Under certain circumstances, both the Company and the holders of the 2007 Debentures have the right to effect conversions of the 2007 Debentures at an adjusted contractually stated conversion price equal to the lowest of (i) the initial conversion price, (ii) 91% of the volume weighted average trading price per share of the Company’s common stock for the ten consecutive trading days immediately prior to the exercise date, and (iii) the closing sale price of the Company’s common stock on the exercise date. Such conversions may be made once every ten trading days in an principal amount of up to (a) $500,000, for Company conversions, or (b) $1,000,000, for holder conversions. The Company may also force the conversion of all or a portion of the 2007 Debentures into a number of shares of the Company’s common stock based on the initial conversion price, if the volume weighted average price of the Company’s common stock for any fifteen consecutive trading days is equal to or greater than 135% of the initial conversion price and certain other equity conditions are met. Based on the terms of the 2007 Debentures, the holders of the 2007 Debentures cannot own in excess of 24.95% of the Company’s common stock after giving effect to such conversions. In 2007, a holder of the Company’s 2007 Debentures converted $260,000 principal amount of such debentures into 508,866 shares of the Company’s common stock.

In July 2007, the Company and the investors executed a letter agreement (the “July Agreement”) in which they amended the 2007 Debentures and certain other agreements entered into by the Company and the investors in connection with the sale of the 2007 Debentures. Under the July Agreement the investors agreed to eliminate the Company’s registration obligations in exchange for (i) certain covenants by the Company to enable the investors to rely on Rule 144(d) for potential future sales of the common stock which underlies the 2007 Debenture, (ii) a reduction of the initial conversion price of the 2007 Debentures from $1.42 to $1.00, and (iii) a reduction of the exercise price of those warrants previously issued to certain investors in connection with the Series C offering (See Note 11).

Interest accrues on the 2007 Debentures at the prime rate (7.75% at December 31, 2007) and is payable on a quarterly basis in shares of common stock (assuming satisfaction of certain Equity Conditions (as defined in the 2007 Debentures)) or, if the Company provides notice, the Company may elect to pay interest in cash. In 2007, the Company recorded $422,931 of interest expense for the 2007 Debentures.

The fair value of the warrants of approximately $1,097,000 issued with the 2007 Debentures, together with the fair value of conversion features of approximately $306,000 and certain other contingent liabilities associated with the 2007 Debentures were recorded as a debt discount and as a liability under the caption “Debenture related liabilities” on the balance sheet upon issuance. The debt discount is amortized as interest expense throughout the term of the 2007 Debentures or as they are converted, whichever comes first. The Debenture related liabilities are marked to market each period end through interest expense. In 2007, the Company recorded interest expense of $649,225 for the amortization of the debt discount for the 2007 Debentures and income of $1,342,119 for the marking to market of the 2007 Debenture related liabilities.

If the Company fails to maintain such a ratio, it will be an event of default which shall give the holders of the Company’s 2007 Debentures an option to demand mandatory prepayments, with a 20% premium, on the 2007 Debentures.

Note 11 — Private Placement Transactions

Redeemable Series C Preferred Stock

On April 25, 2005, the Company consummated a private placement financing transaction with seven institutional and accredited investors who paid $10 million for 10,000 shares of redeemable Series C. Each Series C share was initially convertible into 500 shares of the Company’s common stock, at any time, at an initial conversion price equal to $2 per share subject to adjustment based upon customary anti-dilution provisions, or a higher number of shares at a lower conversion price based upon the market price of the Company’s common stock during the ten trading days preceding conversion. The shares of Series C bear a 7% cumulative dividend payable quarterly in shares of common stock or cash, at the Company’s option and are junior to the Series A and Series B preferred stock in liquidation preference. The Series C is subject to mandatory redemption by the Company three years after issuance and can be settled in cash or with the Company’s common stock. As a result, the Series C is recorded as a liability in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Additionally, the Company issued to the Series C investors three-year warrants to purchase an aggregate of 1.25 million shares of the Company’s common stock at an exercise price equal to $2 per share, subject to adjustment based on customary anti-dilution protections. The warrants were valued at $1,021,928 at the date of issuance and were recorded as a discount to debt and as additional paid-in-capital on the balance sheet and were amortized as interest expense throughout the term of the Series C or as they were converted, whichever occurred first. In July 2007, the exercise price of the warrants was temporarily reduced to $0.60 per share if exercised on or before October 25, 2007 as part of the consideration given by the Company in exchange for certain amendments to the terms of the 2007 Debentures described above. This reduction in the warrant exercise price resulted in an additional $169,000 of debt discount and additional paid-in-capital on the balance sheet and was amortized as interest expense throughout the term of the Series C or as the Series C shares were converted, whichever occurred first. During 2007, 2006 and 2005 the Company recorded $381,292, $208,339 and $593,844, respectively for the amortization of the discount. The Company amortizes the financing fees incurred for the Series C transactions throughout the term of the Series C or as they are converted, whichever comes first.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Series C purchase agreement with the investors, the Company was required to restrict funds for future dividends to be paid with respect to the Series C. As a result, these funds, which amounted to approximately $1,800,000 at issuance, were classified as restricted cash on the balance sheet. According to the Series C purchase agreement, as dividends were issued or paid, and conversions were executed, the restricted cash was released ratably to the Company’s non-restricted cash accounts. As of December 31, 2007, approximately $9.6 million of the Series C had been converted into 8,868,675 shares of the Company’s common stock and the Company has transferred approximately $1,800,000 from the restricted cash account for the conversions that were executed.

On February 15, 2007, the Company entered into agreements with each holder of Series C pursuant to which the Company agreed, between the date of such agreements and June 15, 2007, deliver Company Interim Conversion Election Notices (as such term is defined in the Certificate of Designations of the Series C) to convert 50% of such holder’s shares of Series C into shares of the Company’s common stock over a four month period, at the Company’s option. On May 30, 2007 and December 14, 2007, the Company entered into agreements which ultimately extended the date of the agreements to February 28, 2008.

As provided in the Certificate of Designations of the Series C, the closing sale price for the Company’s common stock on the date immediately preceding the date of each Company Interim Conversion Election Notice must be at least 114% of the conversion price (if the applicable closing sale price is $1.25 or less), or 108% of the conversion price (if the applicable closing sale price is greater than $1.25), in order for the Company to cause such conversion. As a result, the conversions from February 15, 2007 to December 31, 2007 resulted in BCF charges of $251,500 in accordance with EITF 00-27 (“Application of Issue No. 98-5 to Certain Convertible Instruments”) and EITF 98-5 (“Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”) since the conversion price was lower than the market price of the Company’s common stock on the date of the conversion.

As of December 31, 2007, 2006 and 2005, the Company issued 112,684, 303,710 and 54,117 shares valued at $91,316, $397,686 and $109,128, respectively in satisfaction of the quarterly dividend payments with respect to Series C. Total dividends of $143,315, $397,686 and $374,819, which include dividends paid in cash and common stock, were recorded as interest expense during the year ended December 31, 2007, 2006 and 2005, respectively, since the Series C was recorded as a liability.

The remaining shares of Series C outstanding as of December 31, 2007 were converted into common stock as of January 4, 2008 and the Company recorded a BCF charge of $63,700.

Series A and Series B Preferred Stock

On April 25, 2005, the Company consummated the first closing under a joint development arrangement with The Dow Chemical Company (“Dow”). In connection with the closing, the Company issued 155,724 shares of Series A to Dow, each share of which is initially convertible into ten shares (subject to customary anti-dilution) of the Company’s common stock. As a result of the Series A issuance in exchange for services rendered by Dow in conjunction with the joint development arrangement, the Company recorded a non-cash charge of $2,413,722 as product development expense based on the market value of the underlying common stock. The Series A has substantially the same rights of the Company’s common stock, therefore the Series A was valued based on the closing price of the Company’s common stock.

The purpose of the joint development arrangement is for the two companies to jointly develop portable power solutions based on the Company’s Hydrogen on Demand® energy systems coupled with a fuel cell. The joint development arrangement has a three year term and each party may terminate the joint development arrangement under certain conditions. As amended, the joint development arrangement contemplates three milestones designed to culminate in a commercially viable hydrogen storage system for consumer electronics applications

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the joint development arrangement, as amended, upon Milestone1 and 2, Dow had a right, but not an obligation, to purchase a number of shares of the Company’s Series B which is convertible into a number of shares of the Company’s common stock that could be purchased for $1,250,000 (based upon a purchase price equal to the volume weighted average price for the 30-trading day period prior to the date of issuance). If Dow purchased shares of the Company’s Series B, Dow would have also received warrants to purchase a number of shares of the Company’s common stock that equals 25% of the number of shares of common stock issuable upon conversion of the Series B. If Dow elected not to purchase shares of Series B upon the achievement of milestone 1 or 2, the Company would have been obligated to issue Dow a lesser number of additional shares of Series A in consideration for Dow’s human resource and intellectual property contributions to the Company. Upon the achievement of milestone 3, Dow will only receive a number of shares of the Company’s common stock with a market value (calculated using the volume weighted average price for the 30-trading day period prior to the date of issuance) equal to the greater of 1% of the Company’s fully diluted outstanding shares or $250,000. If such issuance would cause Dow to beneficially own more than 9.9% of the outstanding common stock (the “9.9% Limit”), then the Company is obligated to pay Dow in cash the value of those shares that would exceed the 9.9% Limit in lieu of their issuance. Dow does not have the right to purchase any shares of the Company’s Series B in connection with achievement of milestone 3.

On May 3, 2006, the Company and Dow agreed that the first milestone under the joint development arrangement was met. Dow elected to purchase 71,429 shares of Series B for $1,250,000, and received detachable three year warrants to purchase 178,571 shares of the Company’s common stock with an exercise price of $2.10 per share which were recorded as a discount to Series B for $159,227 based on the fair value of the warrants at the date of the issuance. The Series B was initially convertible into ten shares (subject to customary anti-dilution) of the Company’s common stock. As a result of the anti-dilution adjustments to the conversion price of Series B as of December 31, 2007, each share of the Series B was convertible into approximately sixteen shares of the Company’s common stock. The shares of Series B bear a 6% cumulative dividend payable in shares of common stock or cash, at the Company’s option and are junior to Series A. In accordance with the joint development arrangement and achievement of the first milestone, the Company also issued 138,150 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the first milestone. As a result of the issuance of Series A, the Company recorded a non-cash charge of $2,113,695 as product development expense based on the market value of the underlying common stock.

On February 1, 2007 Dow executed and delivered a letter agreement irrevocably waiving its right to certain adjustments to the conversion price of the outstanding Series B for a 12 month period commencing on December 15, 2006. In consideration for such waiver, the Company agreed to lower the per share exercise price of the warrant held by Dow from $2.10 to $1.25 which resulted in an increase to the Series B discount by approximately $16,000.

In July 2007, the Company and Dow agreed that the parties had achieved the second milestone under the joint development arrangement. As a result, the Company issued 113,746 shares of Series A that were earned by Dow through human resource and intellectual property contributions toward achievement of the second milestone. As a result of the issuance of these shares, the Company recorded a non-cash charge of $705,225 as product development expense based on the market value of the underlying  common stock. Dow did not exercise its option to purchase Series B in connection with the achievement of the second milestone.

In 2007, Dow converted $2,413,722 of the Series A into 1,749,074 shares of the Company’s common stock.

Note 12 — Stock Options, Employee Benefit Plans and Other

Stock-Based Compensation

In July 2000, the Company adopted the Amended and Restated 2000 Stock Option Plan (“Plan”), as amended on each of January 2001, December 2001 and April 2002) and reserved 8,500,000 shares of common stock for issuance under the Plan. As described in the Company’s Proxy Statement for the 2008 annual meeting of stockholders, the Company is seeking stockholder approval of an amendment to the Plan which will increase the number of shares of the Company’s common stock issuable under the Plan by 5 million common shares. The plan provides for the granting of the following types of awards: stock options, stock warrants, stock appreciation rights, restricted stock awards, performance unit awards and stock bonus awards. Options and warrants issued under this plan typically have a life of ten years and generally vest ratably over three years. The specific terms and conditions of awards granted under the plan are specified in a written agreement between the Company and the participant.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense in 2007 and 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In 2006 and 2007, the Company recognized compensation expense based upon the number of stock options and restricted stock awards expected to vest, which was determined based on historical turnover experience of the Company. The Company reviews its forfeiture rate at each balance sheet date and revises its compensation expense, if necessary. The Company generally recognizes these compensation costs using the cliff vesting method over the requisite service period of the award, which is generally the vesting term of three years.

The impact to the consolidated financial statements, as a result of the Company’s adoption of SFAS 123R compared to continued recognition of stock-based compensation under APB 25, was an increase to net loss of $113,650 and $497,023 for 2007 and 2006, respectively. The increase in the net loss did not have an impact on the net loss per share to both basic and diluted earnings per share in 2007 and resulted in a $0.01 increase on the net loss per share to both basic and diluted earnings per share in 2006. The increase to net loss that resulted from the adoption of SFAS 123R reflected the stock-based compensation expense associated with the unvested stock option awards as of December 31, 2005 and grants made in 2006 and 2007.

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

The following table illustrates the effect on net loss and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation  — Transition and Disclosure.”:

Net loss attributable to common stockholders - as reported	$(14,600,439)
Plus: Stock-based compensation expense included in reported net loss	1,106,269
Less: Total stock-based compensation expense determined using the fair value method	(1,636,608)
Net loss attributable to common stockholders - pro forma	$(15,130,778)
Net loss per share attributable to common stockholders - as reported	$(0.34)
Net loss per share attributable to common stockholders - pro forma	$(0.35)

The fair value of each option granted in 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected dividend yield	—
Expected stock price volatility	.89
Risk-free interest rate	4.45%
Expected option term	5 years

Based upon the above assumptions, the weighted average fair value of stock options granted were $1.28 in fiscal 2005.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company has awarded stock options to certain employees and directors. Stock options awarded to directors vest immediately. Stock options awarded to employees typically vest over three years. The Company granted 50,000 stock options with a fair value of approximately $27,000 to a director and 125,000 options with a fair value of approximately $62,000 to advisory board members in 2007. The Company granted 150,000 stock options with a fair value of approximately $145,000 to directors in 2006.

The fair value of the stock options issued to the directors in 2006 and 2007 were recorded as stock compensation expense on the grant date. The fair value of the stock options issued to the advisory board members are being recorded as stock compensation expense over the three year vesting period of the stock options. The fair value of the options issued to directors and advisory board members in 2007 were calculated using the Black-Scholes option pricing model with the following assumptions: fair value option price — $0.61; risk-free interest rate — 5.16%; dividend yield — 0%; expected volatility (based on historical volatility) — 75%; and expected life — 10 years. The fair value of the options issued to directors in 2006 were calculated using the Black-Scholes option pricing model with the following assumptions: fair value option price — $1.02; risk-free interest rate — 4.59%; dividend yield — 0%; expected volatility (based on historical volatility) — 75%; and expected life — 10 years.

Option activity for all outstanding options, vested and nonvested, from January 1, 2007 through December 31, 2007 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life(In years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,911,655	$3.75	—	—
Granted	175,000	0.61	10	—
Exercised	—	—	—	—
Forfeited and cancelled	(1,257,466)	3.03	—	—
Outstanding at December 31, 2007	2,829,189	$3.45	4.4	$—
Vested and expected to vest at December 31, 2007	2,687,730	$3.45	4.4	$—
Exercisable at December 31, 2007	2,601,532	$3.68	4.3	$—

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of December 31, 2007, there was $0.1 million of total unrecognized compensation expense related to stock options which is expected to be recognized in 2008 and 2009.

Restricted Stock Awards

Restricted stock awards generally vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. Restricted stock awards are stock-based awards for which the employee or director does not have a vested right to the stock (“nonvested”) until the requisite service period has been rendered or the required financial performance factor has been reached for each pre-determined vesting date. Restricted stock awards are generally subject to forfeiture if the employee is not employed or a director is not a member of the board of directors on the vesting date. Prior to vesting, restricted stock awards have all of the rights of common stock (other than the right to sell or otherwise transfer). The fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date of the award.

In 2007, 2006 and 2005, the Company issued 507,400, 465,400 and 474,800 shares of restricted stock to employees with a fair market value of $487,104, $763,256 and $1,044,560, respectively. These shares will vest in five years, or earlier, upon meeting certain accelerated vesting criteria, as defined. The Company recorded $292,098, $277,998 and $543,171 during the years ended December 31, 2007, 2006 and 2005, respectively in non-cash charges for restricted stock issued to employees. The Company will recognize additional non-cash charges of approximately $350,000 in 2008 and an additional $723,538 will be recorded through 2010, or earlier if other accelerated vesting features are met. The Company issued 50,000 shares of restricted stock in both 2006 and 2005 to the chief executive officer under an employment agreement. The Company recorded $18,000, $89,500 and $85,450 during the years ended December 31, 2007, 2006 and 2005, respectively, in non-cash charges for restricted stock issued to the chief executive officer.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company issued 200,000 shares of restricted stock awards to the principal shareholders of Gecko (See Note 5). The issuance was made pursuant to two consulting agreements between the Company and those individuals. The initial 50,000 shares of the restricted stock had a fair value of $72,500 on the date of grant and were fully vested as of June 30, 2006. 150,000 shares of the restricted stock had a fair value of $232,500 on the date of grant and were vesting on a graded basis over three years, however based on the Acquisition, these shares fully vested on December 29, 2006. The Company recorded non-cash charges of $193,333 associated with these shares during the year ended December 31, 2006. As prescribed by EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” these restricted stock awards issued to the principal shareholders of Gecko when they were non-employees were re-measured to fair value at each reporting date. As a result, the Company recorded for both grants non-cash charges for the vested portion of the restricted stock awards to date and marked to market the unvested portion of the remaining unvested restricted stock awards throughout 2006.

Changes in nonvested restricted stock awards for the year ended December 31, 2007 were as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	736,480	$1.88
Granted	507,400	0.96
Vested	—	—
Forfeited	(117,240)	1.75
Nonvested at December 31, 2007	1,126,640	$1.84

As of December 31, 2007, there was $1.1 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. This expense is expected to be recognized as the shares vest.

The Company also incurred non-cash charges of $0.1 million in 2005 related to the fair value of warrants issued to an affiliate.

Savings Plan

In December 2000, the Company enacted a savings plan that complies with Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. The Company matches in company stock in July and December of each fiscal year, on a one-to-one basis, the vested portion of employee contributions up to 6% of eligible compensation. Employee contributions to this plan began in January 2001. Employer matching stock contributions vest ratably over three years. The Company funded the vested matching contributions to the plan with 210,540, 154,314 and 110,952 shares of common stock with an issued market value of $191,465, $252,700 and $164,031 in fiscal 2007, 2006 and 2005, respectively.

Note 13 — Millennium Cell Non-Qualified Deferred Compensation Plan

In 2003, the Company established a non-qualified deferred compensation plan that permits a select group of management or highly compensated employees and directors to elect each year to defer up to 100% of such participant’s annual compensation and such compensation would be placed in a Rabbi Trust. The Company adopted the provisions of Emerging Issues Task Force (EITF) 97-14 “Accounting for Deferred Compensation Arrangement Where Amounts Are Earned and Held in a Rabbi Trust and Invested” which requires the Company to consolidate into its financial statements the net assets of the trust. The deferred compensation obligation has been classified as a current liability. At December 31, 2007 the fair value of the Rabbi Trust was $83,928 and is payable in cash or the Company’s common stock upon the holders’ request.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Grant Obligation

Between January 1999 and April 2000, the Company received an aggregate of $227,522 from a recoverable grant award from the State of New Jersey Commission on Science and Technology. The funds were used to partially fund costs directly related to development of the Company’s technology. The recoverable grant is required to be repaid when the Company generates net sales in a fiscal year. The repayment obligation, which began in June 2001, escalates from 1% to 5% of net sales over a ten-year period. The Company is obligated to repay the unpaid amount of the original grant at the end of the ten-year period. As of December 31, 2007, the Company has repaid $84,390 and an additional $11,095 was paid in the first quarter of 2008.

Note 15 — Commitments and Contingencies

In April 2001, the Company amended its main operating lease to provide for additional space for the Company’s principal operating offices and laboratories. The amended lease will expire on October 14, 2008. Future minimum annual lease commitments for 2008, excluding estimated allocated taxes and maintenance under the amended operating leases, are $443,950. The Company has not yet decided to renew this lease.

Rent expense under the operating lease was approximately $560,086, $571,466 and $649,956 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, the Company subleased 5,000 square feet of facility space to an unrelated third party. The sublease expired in November 2007. In 2007, 2006 and 2005, the lessee paid $81,089, $111,300 and $27,825, respectively, with respect to the sublease which was recorded as reductions to rent expense.

In connection with the amended lease agreement in 2001, the Company issued a letter of credit to the landlord for $588,972 in lieu of a cash security deposit. The letter of credit was collateralized with a portion of the Company’s cash and is classified as Restricted Cash. The funds used for collateral will not be available for use in operations. If the Company does not renew its lease, the cash security deposit will be refunded to the extent there are no claims by the landlord.

In connection with the acquisition of Gecko, the Company is obligated to pay 5% of Gecko’s net sales (including 5% of the intercompany funding from Millennium Cell to Gecko) to Motorola, Inc. for a licensing fee. In connection with the agreement with Motorola, licensing fees paid by the Company cannot exceed $1.5 million per year and shall not exceed $22.0 million over the life of the agreement.

From time to time, the Company may be involved in litigation relating to claims arising in the normal course of business. The Company does not believe that any such litigation would have a material adverse effect on the Company’s results of operations or financial condition.

Note 16 — Related Party Transactions

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

In 2006 and 2005, respectively, the Company entered into an employment agreement and a restricted stock grant agreement with Mr. H. David Ramm, a member of the Board of Directors, and the Chief Executive Officer, and an agreement with DKRW Energy LLC (“DKRW”), a limited liability company of which Mr. Ramm is a member. The Company made grants to Mr. Ramm of 50,000 shares of restricted stock in both 2006 and 2005 in accordance with the restricted stock grant agreements. Under the DKRW agreement, the Company agreed to pay a monthly retainer of $12,500 in both 2006 and 2005.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Company’s Board of Directors established an advisory board to assist the Board of Directors and senior management of the Company in promoting the Company’s products and technology to the appropriate government and military agencies and prime military contractors with the objective of enhancing the use of those products and the widespread adoption of the technology in a wide range of targeted applications. On that date, the Company’s Board authorized the Company’s entry into consulting agreements with Llewellyn J. “Bud” Evans, Jr., a member of the Company’s Board of Directors and four other consultants. Pursuant to his consulting agreement, Mr. Evans agreed to serve as the Chairman of the advisory board and received 25,000 stock options, and pursuant to their consulting agreements, each of the four consultants agreed to serve as members of the advisory board, until December 31, 2007, and for successive one year periods thereafter until any such relationship is terminated by either party.

In 2007, the Company recorded $150,000 of revenue from Horizon under the joint development agreement of which $100,000 was recorded within trade receivables at December 31, 2007.

Note 17 — Subsequent Events (Unaudited)

Amendment to 2007 Debentures

In February 2008, the Company and the holders of the 2007 Debentures executed a second letter agreement (the “February Amendment”) in which they amended the 2007 Debentures to, among other things (a) increase the aggregate outstanding principal amount of 2007 Debentures held by each holder thereof by 20%; (b) revise the definition of the term “Eligible Market” to include the OTC Bulletin Board thus enabling the common stock to be quoted on the OTC Bulletin Board without adverse effect to the Company under the 2007 Debentures; (c) revise the definition of the term “Maturity Date” to extend such date to February 16, 2010; (d) modify the “Cash to Unsecured Indebtedness Ratio Test” to provide that (i) during the period commencing on February 5, 2008 through July 1, 2008, that the Company would not be subject to the Cash to Unsecured Indebtedness Ratio Test and (ii) from July 1, 2008 until such time as the 2007 Debentures are no longer outstanding, the Company must maintain a Cash to Unsecured Indebtedness Ratio of at least 0.25 to 1.0, which represents a reduction of the Cash to Unsecured Indebtedness Ratio the Company was previously obligated to maintain. If the Company fails to maintain such ratio, it will be an event of default which shall give the holders of the Company’s 2007 Debentures an option to demand mandatory prepayments, with a 20% premium, on the 2007 Debentures.

Chairman’s Award to L.J. “Bud” Evans, Jr.

In February 2008, L.J. “Bud” Evans, Jr., a member of the Board, was awarded options to purchase 300,000 shares of common stock at an exercise price of $0.23 per share.  Of these options, 150,000 vested immediately, while the remaining 150,000 options shall vest upon the completion of (a) a significant equity investment by a non-US company or one of its subsidiaries in the Company or one of its subsidiaries or (b) the significant financial support over a meaningful time period of operations of the Company or one of its subsidiaries as determined in the sole discretion of the Board of Directors.  The Board of Directors reserves the right to include other milestones which are significant to the Company.  The options were awarded by the Board of Directors upon recommendation of the Compensation Committee in recognition of Mr. Evans’ contributions towards (i) the organization of the Advisory Board, (ii) his efforts in connection with the development of certain partnership opportunities for the Company with various agencies of the state of South Carolina, and (iii) his efforts in connection with identifying and conducting preliminary discussions with a potential foreign investor and/or joint venture partner.

MILLENNIUM CELL INC.
(a development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Quarterly Information (Unaudited) (1)

	Fiscal Year Quarters
	First	Second	Third	Fourth	Total
Fiscal Year ended December 31, 2007	(in 000’s, except per share amounts)
Revenue	$68	$—	$1	$688	$757
Cost of revenue	62	—	1	688	751
Gross margin	6	—	—	—	6
Product development & marketing	970	1,108	747	669	3,494
General and administrative	795	915	895	1,440	4,046
Non-cash charges	217	264	823	158	1,463
Depreciation and amortization	226	216	210	161	813
Research and development	101	192	194	159	646
Total operating expenses	2,309	2,696	2,871	2,587	10,462
Loss from operations	(2,303)	(2,696)	(2,871)	(2,587)	(10,455)
Interest expense, net	(778)	(412)	(408)	(374)	(1,972)
Income related to changes in fair value of debenture related liabilities	373	445	124	400	1,342
Loss before income taxes	(2,708)	(2,663)	(3,155)	(2,561)	(11,084)
Benefit from income taxes	—	—	—	974	974
Net loss	(2,708)	(2,663)	(3,155)	(1,587)	(10,111)
Series B dividends	(19)	(19)	(19)	(19)	(75)
Net loss applicable to common stockholders	(2,727)	(2,681)	(3,174)	(1,606)	(10,186)
Loss per share — basic and diluted	$(.05)	$(.05)	$(.06)	$(.02)	$(0.17)
Weighted — average number of shares outstanding	53,200	54,867	56,071	67,118	58,432

	First	Second	Third	Fourth (2)	Total
Fiscal Year ended December 31, 2006	(in 000’s, except per share amounts)
Revenue	$70	$12	$5	$134	$221
Cost of revenue	70	12	5	130	217
Gross margin	—	—	—	4	4
Product development & marketing	905	830	732	514	2,981
General and administrative	1,019	1,035	646	1,200	3,900
Non-cash charges	191	2,460	396	487	3,534
Depreciation and amortization	137	78	72	210	497
Research and development	196	27	15	664	902
Total operating expenses	2,448	4,430	1,861	3,075	11,814
Loss from operations	(2,448)	(4,430)	(1,861)	(3,071)	(11,810)
Interest expense, net	(162)	(212)	(137)	(167)	(678)
Equity in losses of affiliates	(53)	(84)	(95)	(103)	(335)
Loss before income taxes	(2,663)	(4,726)	(2,093)	(3,341)	(12,823)
Benefit from income taxes	—	—	—	551	551
Net loss	(2,663)	(4,726)	(2,093)	(2,790)	(12,271)
Series B dividends	—	(6)	(19)	(19)	(44)
Net loss applicable to common stockholders	(2,663)	(4,732)	(2,112)	(2,809)	(12,315)
Loss per share — basic and diluted	$(.06)	$(.10)	$(.04)	$(.06)	$(0.25)
Weighted — average number of shares outstanding	46,960	48,358	48,505	49,295	48,295

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